Form 10QSB
period 1999-08-31
DERMATOLOGY SYSTEMS INC
filed 1999-10-18
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  August 31, 1999
Commission file no.  0-26581

                            DERMATOLOGY SYSTEMS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                           65-0844181
------------------------------------                   -----------------------
(State or other jurisdiction of                        (I.R.S.Employer
incorporation or organization)                         Identification No.)

222 Lakeview Avenue Suite 113
West Palm Beach, FL                                           33401
------------------------------------------             -----------------------
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number: (561) 832-5699


Securities to be registered under Section 12(b) of the Act:

     Title of each class                             Names of each exchange
                                                       on which registered
         None
---------------------------------                   ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                              Donald F. Mintmire
                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204
                              Palm Beach, FL 33480
                              Tel.: (561) 832-5696 - Fax: (561) 659-5371

Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                        Yes X       No
                                           ---         ---

         As of August 31, 1999, there are 2,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements







                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets.......................................................F-2

Statements of Operations.............................................F-3

Statements of Changes in Stockholders' Equity........................F-4

Statements of Cash Flows.............................................F-5

Notes to Financial Statements........................................F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                 ASSETS                                  August 31, 1999
                                                                           (Unaudited)      February 28, 1999
                                                                        ------------------  ------------------
CURRENT ASSETS
   Cash                                                                 $           37,912  $           43,832
                                                                        ------------------  ------------------

     Total current assets                                                           37,912              43,832
                                                                        ------------------  ------------------

Total Assets                                                            $           37,912  $           43,832
                                                                        ==================  ==================

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                                     $                0  $            4,500
   Accrued expenses - related party                                                  3,123               3,123
                                                                        ------------------  ------------------

     Total current liabilities                                                       3,123               7,623
                                                                        ------------------  ------------------

Total Liabilities                                                                    3,123               7,623
                                                                        ------------------  ------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
                     shares, none issued                                                 0                   0
Common stock, $0.0001 par value, authorized 50,000,000
                     shares: 2,000,000 issued and outstanding                          200                 200
Additional paid-in capital                                                          49,900              49,900
Deficit accumulated during the development stage                                   (15,311)            (13,891)

                                                                        ------------------  ------------------
Total Stockholders' Equity                                                          34,789              36,209
                                                                        ------------------  ------------------

Total Liabilities and Stockholders' Equity                              $           37,912  $           43,832
                                                                        ==================  ==================









               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                    For the Six Months     From May 21, 1998     From May 21, 1998
                                                           Ended          (Inception) Through   (Inception) Through
                                                      August 31, 1999       August 31, 1998       August 31, 1999
                                                   --------------------- --------------------- ----------------------
Revenues                                           $                   0 $                   0 $                    0
                                                   --------------------- --------------------- ----------------------

Expenses

    Bank charges                                                       0                     0                     10
    Consulting fees - related party                                    0                   100                    100
    Organizational fees                                                0                     0                    207
    Other operating expenses                                           0                     0                    134
    Professional fees                                              1,400                     0                 10,400
    Professional fees - related party                                  0                     0                  3,000
    Transfer agent fees                                               20                     0                  1,460
                                                   --------------------- --------------------- ----------------------

Total expenses                                                     1,420                   100                 15,311
                                                   --------------------- --------------------- ----------------------

Net loss                                           $              (1,420)$                (100)$              (15,311)
                                                   ===================== ===================== ======================

Net loss per weighted average share, basic         $                     $                     $
                                                   (.001)                (.000)                (0.008)
                                                   ===================== ===================== ======================

Weighted average number of shares                              2,000,000             1,844,343              1,971,270
                                                   ===================== ===================== ======================
















               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                  Statements of Changes in Stockholders' Equity





                                                                                    Deficit
                                                                                  Accumulated
                                                                    Additional     During the         Total
                                             Number of    Common     Paid-in      Development     Stockholders'
                                               Shares      Stock     Capital         Stage            Equity
                                            ------------ --------- ------------ ---------------- ----------------
BEGINNING BALANCE,
   May 21, 1998 (inception)                            0 $       0 $          0 $              0 $              0
   May 1998 - services ($0.0001/sh)            1,000,000       100            0                0              100

   May 1998 - cash ($0.05/sh)                    565,000        57       28,193                0           28,250
   June 1998 - cash ($0.05/sh)                   371,000        37       18,513                0           18,550
   July 1998 - cash ($0.05/sh)                     4,000         0          200                0              200
   September 1998 - cash ($0.05/sh)               60,000         6        2,994                0            3,000

Net loss                                               0         0            0          (13,891)         (13,891)
                                            ------------ --------- ------------ ---------------- ----------------

BALANCE, February 28, 1999                     2,000,000 $     200 $     49,900 $        (13,891)$         36,209
                                            ------------ --------- ------------ ---------------- ----------------

Net loss                                               0         0            0           (1,420)          (1,420)
                                            ------------ --------- ------------ ---------------- ----------------

BALANCE, August, 1999                          2,000,000 $     200 $     49,900 $        (15,311)$         34,789
(Unaudited)
                                            ============ ========= ============ ================ ================















               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                            For the Six Months    From May 21,1998      From May 21, 1998
                                                                  Ended          (Inception) Through   (Inception) Through
                                                             August 31, 1999       August 31, 1998       August 31, 1999
                                                           -------------------- --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $             (5,920)$              (1,027)$              (19,811)
  Adjustments to reconcile net loss to net cash used by
development             activities:
       Stock issued in lieu of cash - related party                           0                   100                    100
  Changes in assets and liabilities
       Increase in accrued expenses                                           0                     0                  4,500
       Increase in accrued expenses - related party                           0                     0                  3,123
                                                           -------------------- --------------------- ----------------------

Net cash used by operating activities                                    (5,920)                 (927)               (12,088)
                                                           -------------------- --------------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   0                50,000                 50,000
                                                           -------------------- --------------------- ----------------------

Net cash provided by financing activities                                     0                50,000                 50,000
                                                           -------------------- --------------------- ----------------------

Net increase (decrease) in cash                                          (5,920)               49,073                 37,912

CASH, beginning of period                                                43,832                     0                      0
                                                           -------------------- --------------------- ----------------------

CASH, end of period                                        $             37,912 $              49,073 $               37,912
                                                           ==================== ===================== ======================














               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
 (Information with respect to the six months ended August 31, 1999 is unaudited)

(1) Summary of Significant Accounting Principles
      TheCompany Dermatology Systems, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on May 21, 1998, and has elected February 28 as its fiscal year end.

         The Company has not yet engaged in its expected operations. The Company's future operations will be to provide certain treatments for skin diseases. Current activities include raising additional equity and negotiating with potential key personnel and facilities. There is no assurance that any benefit will result from such activities. The Company will not receive any operating revenues until the commencement of operations, but will nevertheless continue to incur expenses until then.

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the six months ended August 31, 1999 and for the period from May 21, 1998 (Inception) through August 31, 1998 include all adjustments which in the opinion of management are necessary for fair presentation. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

         The following summarize the more significant accounting and reporting policies and practices of the Company:

         a) Start-up costs Costs of start-up activities, including organization costs, are expensed as incurred, in accordance with Statement of Position (SOP) 98-5.

         b) Net loss per share Basic net loss per weighted average share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

              c) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered . The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of $0.0001 par value preferred stock. On May 21, 1998, the Company issued a total of 1,000,000 restricted shares to its President and Treasurer for the value of services rendered in connection with the organization of the Company. In May 1998, the Company sold 565,000 shares of common stock for $28,250 in cash. In June 1998, the Company sold 371,000 shares of common stock for cash of $18,550. In July 1998, the Company sold 4,000 shares of common stock for cash of $200. In September 1998, the Company sold 60,000 shares of common stock for cash of $3,000.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of $15,311, with $13,891expiring in 2019, and $1,420, expiring in 2020.

         The amount recorded as deferred tax assets as of August 31, 1999 is $3,012, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.
                                       F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $15,311 accumulated from May 21, 1998 (inception) through August 31, 1999. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Related parties Counsel to the Company indirectly owns 80,000 shares of the Company's common stock through the sole ownership of the common stock of another company which invested in the Company. Also, counsel's adult son owns 80,000 shares in the Company. The Company's president owns a 42.5% interest in the Company, consisting of 850,000 shares, and the treasurer owns a 7.5% interest, consisting in 150,000 shares.

         During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at August 31, 1999 are $3,123 and are presented in Accrued expenses - related party.

Item 2.    Management's Discussion and Analysis or Plan of Operation

General

     Since its inception, the Company(and/or "DSI") has conducted minimal business operations except for organizational and capital raising activities. The Company has not realized significant revenues since its inception due to the fact that it has generally been inactive, having conducted no business operations except organizational and fund raising activities since its inception. As a result, from inception (May 21, 1998) through August 31, 1999, the Company had no income. Cumulative operating expenses as of August 31, 1999 were $15,311.00. The Company proposes to participate in the recent trend in the medical/cosmetic removal of blemishes through the use of Photo Therapy Resonance("PTR") technology and, specifically in the removal of unsightly blemishes including birthmarks, discolorations, age spots, and other skin discolorations as well as unwanted body and facial hair.

     Dr. Haouzi decided to pursue the cosmetic application of PTR technology due to his specialized medical background and knowledge as to the application of this technology. Dr. Haouzi is assisted in his efforts by Alan Hileman as the Company's Secretary/Treasurer. It is expected that the Company will benefit from the synergy expected to result from the combination of the specialized medical background and experience of Dr. Haouzi and Mr. Hileman's medical and cinematic interests. The time required to be devoted to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on the part of these individuals is expected to increase at such time, if ever, as the Company obtains sufficient funding with which to commence the medical/cosmetic blemish removal business.

     The Company will be dependent upon Dr. Haouzi to develop the client base with whom to arrange treatment. Dr. Haouzi has extensive experience and knowledge regarding the application of Photo Therapy Resonance technology and presently holds the title of Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer. While Dr. Haouzi is an experienced medical professional with extensive experience and knowledge of Photo Therapy Resonance Technology, there can be no assurance that he will be successful in building the client base necessary for the successful operation of the Company.

Plan of Operation

     If the Company is unable to generate sufficient revenue from operations to implement its business plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities

     Dr. Haouzi, at least initially, will be solely responsible for developing the Company 's client base. However, at such time, if ever, as sufficient operating capital becomes available, Dr. Haouzi will hire additional medical staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends, seasonality factors and other critical information deemed relevant to DSI's business.

     The  Company's  objective  is  to  become  a  dominant  provider  of  laser technology to remove cosmetic blemishes, skin abnormalities and other applications at first in a select geographic area, beginning in Palm Beach and Broward County, Florida, and then to contiguous counties in South Florida and, eventually throughout the State of Florida. The Company will thereafter expand into selected areas nationwide and eventually worldwide provided it has the financial resources to do so. To achieve this objective, and assuming that sufficient operating capital becomes available, the Company intends to: (i) obtain a license to PTR and then to aggressively sell and distribute it and,
(ii) focus at first on the Palm Beach and Broward County cosmetic surgery markets which have high growth opportunities.

     The Company anticipates that its initial marketing efforts will be via direct sales of services. Initially, Dr. Haouzi will secure the Company's client base. He will visit clients and prospective clients on a regular schedule to allow for the necessary lead time to unfold to permit clients to build confidence in the effectiveness of PTR.

     Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Dr. Haouzi's efforts, that Dr. Haouzi lacks experience in running a company and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

     For the period from May 21, 1998 through August 31, 1999, the Company had no income from operations and operating expenses aggregating $15,311.00.

Financial Condition, Capital Resources and Liquidity

     At August 31, 1999, the Company had assets totaling $37,912.00 and liabilities of $3,123 attributable to accrued expenses. On May 21, 1998, the Company issued 850,000 shares of restricted Common Stock to Dr. Pierre Haouzi, the President and Director of the Company and record and beneficial owner of approximately 42.5% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of DSI performed for the Company by him.

     On May 21, 1998, the Company issued and sold 150,000 shares of restricted Common Stock to Mr. Barrett Alan Hileman, the Secretary and Treasurer of the Company and record and beneficial owner of approximately 7.5% of the Company's outstanding Common Stock, in consideration and exchange therefore for services in connection with the organization of DSI performed for the Company by him.

     The Company has no potential capital resources from any outside sources at the current time. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company. Any additional capital needed will most likely be provided by the Company's existing shareholders or its officers and directors.

     The ability of the Company to continue as a going concern is dependent upon the availability of obtaining additional capital and financing from such shareholders and directors.

Net Operating Losses

     The Company has net operating loss carryforwards of $15,311.00 which expire in the years 2019 through 2020. The company has a $3,012.00 deferred tax asset resulting from the loss carryforwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Year 2000 Compliance

     The Company is currently in the process of evaluating its information technology for Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.   Changes in Securities and Use of Proceeds

         None

Item 3.   Defaults in Senior Securities

         None

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending August 31, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.    Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:






Exhibit No.             Description
----------------------------------------------------------------------
3(i).1       Articles of Incorporation of DSI filed May 21, 1998(1)

3(ii).1      By-laws (1)

27       *   Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended August 31, 1999.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           DERMATOLOGY SYSTEMS, INC..


Date: October 15, 1999     By: /s/ Dr.  Pierre Haouzi
                             -------------------------
                          Dr. Pierre Haouzi, President














[signature page Dermatology Systems, Inc. 10Q 8.31.99]