Form 10QSB/A
period 1999-08-31
DERMATOLOGY SYSTEMS INC
filed 2000-01-11
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB Amendment 1

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

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                            For the Six Months    From May 21,1998      From May 21, 1998
                                                                  Ended          (Inception) Through   (Inception) Through
                                                             August 31, 1999       August 31, 1998       August 31, 1999
                                                           -------------------- --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $             (1,420)$              (1,027)$              (15,311)
  Adjustments to reconcile net loss to net cash used by
development             activities:
       Stock issued in lieu of cash - related party                           0                   100                    100
  Changes in assets and liabilities
       Increase in accrued expenses                                      (4,500)                    0                      0
       Increase in accrued expenses - related party                           0                     0                  3,123
                                                           -------------------- --------------------- ----------------------

Net cash used by operating activities                                    (5,920)                 (927)               (12,088)
                                                           -------------------- --------------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   0                50,000                 50,000
                                                           -------------------- --------------------- ----------------------

Net cash provided by financing activities                                     0                50,000                 50,000
                                                           -------------------- --------------------- ----------------------

Net increase (decrease) in cash                                          (5,920)               49,073                 37,912

CASH, beginning of period                                                43,832                     0                      0
                                                           -------------------- --------------------- ----------------------

CASH, end of period                                        $             37,912 $              49,073 $               37,912
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

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the six months ended August 31, 1999 and for the period from May 21, 1998 (Inception) through August 31, 1998 include all adjustments which in the opinion of management are necessary for fair presentation and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

                       DERMATOLOGY SYSTEMS, INC.

     Date              Signature
     ----              ---------

 January 7, 2000       By:/s/ Dr.  Pierre Haouzi
                         -----------------------
                       Dr. Pierre Haouzi, President and Director













[Dermatology Systems, Inc. 10Q/A1]