Form 10QSB
period 1999-11-30
DERMATOLOGY SYSTEMS INC
filed 2000-01-14
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  November 30, 1999
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

     As of November 30, 1999, there are 2,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements








                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Changes in Stockholders' Equity................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets


                                                           November 30, 1999    February 28, 1999
                                                          --------------------  ------------------
                                ASSETS                        (unaudited)
CURRENT ASSETS
   Cash                                                   $             37,401  $           43,832
                                                          --------------------  ------------------

     Total current assets                                               37,401              43,832
                                                          --------------------  ------------------

Total Assets                                              $             37,401  $           43,832
                                                          ====================  ==================

         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                       $                  0  $            4,500
   Accrued expenses - related party                                      3,123               3,123
                                                          --------------------  ------------------

     Total current liabilities                                           3,123               7,623
                                                          --------------------  ------------------

Total Liabilities                                                        3,123               7,623
                                                          --------------------  ------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized
       10,000,000 shares, none issued                                        0                   0
Common stock, $0.0001 par value, authorized
       50,000,000 shares: 2,000,000
       issued and outstanding                                              200                 200
Additional paid-in capital                                              49,900              49,900
Deficit accumulated during the development stage                       (15,822)            (13,891)

                                                          --------------------  ------------------
Total Stockholders' Equity                                              34,278              36,209
                                                          --------------------  ------------------

Total Liabilities and Stockholders' Equity                $             37,401  $           43,832
                                                          ====================  ==================







    The accompanying notes are an integral part of the financial statements.
                                       F-2

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)



                                                    For the Nine Months    From May 21, 1998     From May 21, 1998
                                                           Ended          (Inception) Through   (Inception) Through
                                                     November 30, 1999     November 30, 1998     November 30, 1999
                                                   --------------------- --------------------- ----------------------
Revenues                                           $                   0 $                   0 $                    0
                                                   --------------------- --------------------- ----------------------

Expenses

    General and administrative expenses                              115                 1,157                  1,906
    Consulting fees - related party                                    0                   100                    100
    Professional fees                                              1,816                 4,500                 10,816
    Professional fees - related party                                  0                     0                  3,000
                                                   --------------------- --------------------- ----------------------

Total expenses                                                     1,931                 5,757                 15,822
                                                   --------------------- --------------------- ----------------------

Net loss                                           $              (1,931)$              (5,757)$              (15,822)
                                                   ===================== ===================== ======================

Net loss per weighted average share, basic         $                (.00)$                (.00)$                 (.00)



                                                   ===================== ===================== ======================

Weighted average number of shares                              2,000,000             1,930,482              1,975,955
                                                   ===================== ===================== ======================













    The accompanying notes are an integral part of the financial statements.
                                       F-3

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                     Statements of Changes in Stockholders'
                   Equity Period from May 21, 1998 (Inception)
                            through November 30, 1999





                                                                                       Deficit
                                                                                     Accumulated
                                                                       Additional     During the         Total
                                                Number of    Common     Paid-in      Development     Stockholders'
                                                  Shares      Stock     Capital         Stage            Equity
                                               ------------ --------- ------------ ---------------- ----------------
BEGINNING BALANCE,
   May 21, 1998 (inception)                               0 $       0 $          0 $              0 $              0
   May 1998 - services ($0.0001/sh)               1,000,000       100            0                0              100
   May 1998 - cash ($0.05/sh)                       565,000        57       28,193                0           28,250
   June 1998 - cash ($0.05/sh)                      371,000        37       18,513                0           18,550
   July 1998 - cash ($0.05/sh)                        4,000         0          200                0              200
   September 1998 - cash ($0.05/sh)                  60,000         6        2,994                0            3,000

Net loss                                                  0         0            0          (13,891)         (13,891)
                                               ------------ --------- ------------ ---------------- ----------------

BALANCE, February 28, 1999                        2,000,000 $     200 $     49,900 $        (13,891)$         36,209
                                               ------------ --------- ------------ ---------------- ----------------

Net loss                                                  0         0            0           (1,931)          (1,931)
                                               ------------ --------- ------------ ---------------- ----------------

BALANCE, November 30, 1999 (Unaudited)            2,000,000 $     200 $     49,900 $        (15,822)$         34,278
                                               ============ ========= ============ ================ ================








    The accompanying notes are an integral part of the financial statements.
                                       F-4

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                                   (Unaudited)



                                                               For the Nine Months    From May 21,1998      From May 21, 1998
                                                                      Ended          (Inception) Through   (Inception) Through
                                                                November 30, 1999     November 30, 1998     November 30, 1999
                                                               -------------------- --------------------- ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                     $             (1,931)$              (5,757)$              (15,822)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
       Stock issued for services - related party                                  0                   100                    100
  Changes in operating assets and liabilities:
       (Decrease) Increase in accrued expenses                               (4,500)                4,500                      0
       Decrease in accrued expenses - related party                               0                     0                 (3,123)
                                                               -------------------- --------------------- ----------------------

Net cash used by operating activities                                        (6,431)               (1,157)               (12,599)
                                                               -------------------- --------------------- ----------------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                       0                50,000                 50,000
                                                               -------------------- --------------------- ----------------------

Net cash provided by financing activities                                         0                50,000                 50,000
                                                               -------------------- --------------------- ----------------------

Net increase (decrease) in cash                                              (6,431)               48,843                 42,278

CASH, beginning of period                                                    43,832                     0                      0
                                                               -------------------- --------------------- ----------------------

CASH, end of period                                            $             37,401 $              48,843 $               37,401
                                                               ==================== ===================== ======================






    The accompanying notes are an integral part of the financial statements.
                                       F-5

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the nine months
                     ended November 30, 1999 is unaudited)

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

         The financial statements have been prepared in conformity with generally accepted accounting principles. The financial statements for the nine months ended November 30, 1999 and for the period from May 21, 1998 (Inception) through November 30, 1998 include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the period then ended. Actual results may differ significantly from those estimates.

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of $0.0001 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. On May 21, 1998, the Company issued a total of 1,000,000 restricted shares to its President and Treasurer for the value of services rendered in connection with the organization of the Company. In May 1998, the Company sold 565,000 shares of common stock for $28,250 in cash. In June 1998, the Company sold 371,000 shares of common stock for cash of $18,550. In July 1998, the Company sold 4,000 shares of common stock for cash of $200. In September 1998, the Company sold 60,000 shares of common stock for cash of $3,000.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of $15,822, with $13,891 expiring in 2019, and $1,931, expiring in 2020.

         The amount recorded as deferred tax assets as of November 30, 1999 is approximately $3,100, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.
                                       F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $15,822 accumulated from May 21, 1998 (inception) through November 30, 1999. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

         During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at November 30, 1999 are $3,123 and are presented in Accrued expenses - related party.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (May 21, 1998) through November 30, 1999, the Company had no income from operations and operating expenses aggregating of $15,822, and a loss from operations. The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

         Dr. Pierre Haouzi, 61 years old, is a graduate of the Paris School of Medicine, specializing in Biology and is Licensed to practice general medicine. He has a specialty in Sports Medicine and Traumatology and in 1979 was certified by the Country of France. Dr. Haouzi has testified numerous times in court as a medical expert. He also holds a certification in Homeopathy and Accupuncture. In June 1995 Dr. Haouzi resigned his position managing retirement homes and private clinics. In 1996 he assumed the position of Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer. Dr. Pierre Haouzi is associated with all of the key leaders in the medical industry specializing in Dermatology. His networking power will connect the Company with all the current industry issues and procedures. Dr. Haouzi is developing the sales of this medical laser technology for the Company for the following, among other, reasons: (i) because of his belief that a public company could exploit his talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned company.

         Dr. Haouzi has applied portions of his training to his recent research and development of laser technology therapy. While the research and development has been focused on specialized treatment of cancer and many benefits from laser application have been discovered, refined and applied to the areas in which the Company will market its services. Dr. Haouzi has been authorized and permitted to develop this additional technology while engaged in his research and development for the specialized treatment of cancer. Such forms of cancer researched to which PTR technology may apply includes cancer of the bladder, skin cancer and cancer of the vocal chords. In some respects the areas overlap and the cancer research has developed new methods of treatment and laser application for the areas in which the Company will engage. Dr. Haouzi has been a key researcher for Lasertec of France, was authorized and permitted by Lasertec of France to develop additional technology while doing cancer research and has a verbal commitment from Lasertec of France which owns the PTR technology that he is permitted to utilize such technologies in his own business. The specific terms of the license is under discussion and the Company expects a written agreement with respect to the technology in the very near future.

          Dr. Haouzi, at least initially, will be solely responsible for developing DSI's medical laser sales business. However, at such time, if ever, as sufficient operating capital becomes available, management expects to employ additional staffing and marketing personnel. In addition, the Company expects to continuously engage in market research in order to monitor new market trends and other critical information deemed relevant to DSI's business.

         In addition, at least initially, the Company intends to operate out of an office provided by Dr. Haouzi. Thus, it is not anticipated that DSI will lease or purchase office space or computer equipment in the foreseeable future. DSI may in the future establish its own facilities and/or acquire computer equipment if the necessary capital becomes available; however, the Company's financial condition does not permit management to consider the acquisition of office space or equipment at this time.

Financial Condition, Capital Resources and Liquidity

         At November 30, 1999, the Company had assets totaling $37,401 and liabilities of $3,123 attributable to accrued legal expenses, organization expenses and professional fees. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

  DSI's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. In May, 1998, the Company sold 565,000 shares of common stock for $28,250 in cash. In June, 1998, the Company sold 371,000 shares of common stock for $18,550 in cash. The Company, in July, 1998, sold a total of 4,000 shares of common stock for $200 in cash. Then in September 1998 the Company sold 60,000 shares of common stock for $3,000 in cash. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any.

         The Company has no potential capital resources from any outside sources at the current time. In its initial phase, the Company will operate out of the facility provided by Dr. Haouzi. Dr. Haouzi will begin by finding clients for the Company and instructing Mr. Hileman in the operation of medical laser sales business. To attract clients, Dr. Haouzi and Mr. Hileman will visit potential clients in order to determine their needs. The Company will place advertising in local area newspapers in Palm Beach County to directly solicit prospective clients and to brand-name awareness. In the event the Company requires additional capital during this phase, Dr. Haouzi has committed to fund the operation until such time as additional capital is available.

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain a licensing arrangement with the manufacturer of PTR medical lasers and then finding clients who will purchase it. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

 Net Operating Losses

         The Company has net operating loss carry-forwards of $15,822 expiring in 2019, $1,931, expiring in 2020. The company has a $3,100 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

         The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

         The Company did not experience a materially negative impact during the Year 2000 date switch-over and it has determined that there will be minimal impact if any to its business, operations or financial condition since all of the internal software to be developed and utilized by the Company will be and has been upgraded to support Year 2000 versions.

         There can be no assurance, however, that the systems of other companies on which the Company's systems may have to rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems. Currently the Company does not rely on other systems that might have an adverse affect on any Company systems and does not anticipate any such reliance in the near future.

Forward-Looking Statements

         This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements. The Safe Harbor provisions referred to herein do not apply to the Company until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Exchange Act.


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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending November 30, 1999, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.           Other Information

         None

Item 6.           Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
---------------    -------------------------------------------------------
3(i).1            Articles of Incorporation of DSI filed May 21, 1998(1)

3(ii).1           By-laws (1)

27       *        Financial Data Schedule

----------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB. and subsequent amendments filed thereto.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 1999.


                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                         DERMATOLOGY SYSTEMS, INC..

     Date                Signature
     ----                ---------

 January 13, 2000        By:/s/ Dr.  Pierre Haouzi
                            -----------------------
                         Dr. Pierre Haouzi, President and Director