Form 10KSB
period 2000-02-29
DERMATOLOGY SYSTEMS INC
filed 2000-06-14
CIK 1065801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended February 29, 2000

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26581

                            DERMATOLOGY SYSTEMS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                                65-0844181
------------------------------------------               -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
         incorporation or organization)                      Identification No.)

222 Lakeview Avenue Suite 113
West Palm Beach, FL                                               33480
-------------------------------------------              -----------------------
 (Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:  (561) 832-5699

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                         on which registered
         None                                                    None
----------------------------                           -----------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:
                                        Mintmire & Associates
                                        265 Sunrise Avenue, Suite 204
                                        Palm Beach, FL 33480
                                        Tel: (561) 832-5696
                                        Fax: (561) 659-5371

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

          Yes   x        No
              ------       -------

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation SB is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10KSB. [X]

         Issuer's revenues for its 2000 fiscal year were $0.00.

         Of the 2,000,000 shares of voting common of the registrant issued and outstanding as of February 29, 2000, 840,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                TABLE OF CONTENTS


PART  I

Item 1.           Description of Business.

Item 2.           Description of Property.

Item 3.           Legal Proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Item 6.           Management's Discussion and Analysis or Plan of Operation.

Item 7.           Financial Statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance With Section 16(a) of the Exchange Act.

Item 10.          Executive Compensation.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

Item 12.          Certain Relationships and Related Transactions.

Item 13.          Exhibits and Reports on Form 8-K.

PART I

Item 1. Description of Business.

     (a) Business Development.

         DERMATOLOGY SYSTEMS, INC.. (hereinafter referred to as the "Company" or "DSI") was organized under the laws of the State of Florida on May 21, 1998. The Company is a developmental stage company organized by Dr.Pierre Haouzi, the President and Director of the Company.

         Dr. Haouzi's aim is to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology hereinafter referred to as "PTR".(See: Part I. - Item 1. "Description of Business - PTR") The specific area of application for PTR by the Company will be in the removal of unsightly blemishes including birthmarks, discolorations, age spots, and other skin discolorations as well as unwanted body and facial hair. The Company intends to (a) open an initial facility to perform PTR procedures;
(b) market the PTR technology by private label; and, (c) franchise additional operations at a later date. Dr. Haouzi will be assisted in his efforts by Alan Hileman as the Company's Secretary/Treasurer. It is expected that the Company will benefit from the synergy expected to result from the combination of the specialized medical background and experience of Dr. Haouzi and Mr. Hileman's medical and cinematic interests. The Company's offices are presently located at 222 Lakeview Avenue, Suite 130, West Palm Beach, FL 33401 and its telephone number is (561) 832-5699.

         The Company generally has been inactive, having conducted no business operations except organizational and fund raising activities since its inception. DSI received gross proceeds in the amount of $50,000 from the sale of a total of 1,000,000 shares of common stock, $.0001 per value per share (the "Common Stock"), in one (1)offering conducted pursuant to Section 3(b) of the Securities Act of 1933, as amended (the "Act"), and Rule 504 of Regulation D promulgated thereunder ("Rule 504").. These offerings were made in the State of New York and Florida and to residents in France. The Company undertook the first offering of shares of Common Stock pursuant to Rule 504 on May 29, 1998. A Confidential Offering Circular was used in connection with this offering, the business plan of the Company, which was disclosed to each prospective investor, was for the company to provide medical technology which can provide a safer and less expensive way to improve one's physical appearance through the PTR technology and provide a less intrusive approach to the removal of skin cancer cells.

         There are no preliminary agreements or understandings between the Company and its officers and directors or affiliates or lending institutions with respect to any loan agreements or arrangements.

         The Company intends to offer additional securities under Rule 506 of Regulation D under the Act ("Rule 506) to fund its short and medium term expansion plans.

         See (b) "Business of Issuer" immediately below for a description of the Company's proposed business. As of the date hereof, the Company has no other employees or clients for placement of such technology.

         (b)      Business of Issuer.

General

         Since its inception, the Company has conducted no business operations except for organizational activities and an offering of Common Stock pursuant to which it has received gross offering proceeds in the amount of $50,000. Further, the Company has had no employees since its organization. It is anticipated that the Company's two (2) executive officers and directors will receive reasonable salaries for services as executive officers at such time as the Company commences business operations. (See Part III, Item 10. "Executive Compensation.") These individuals will devote such time and effort as may be necessary to participate in the day-to-day management of the Company. (See Part III, Item 9. "Directors, Executive Officers, Promoters and Control Persons - Executive Officers and Directors.") The Company proposes to attempt to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology; and, in particular, the development of PTR as it pertains to the correction of human skin abnormalities.

         The expected commencement date of business is on or about June 1, 2001. This extended commencement date will permit the Company to secure its initial funding, locate facilities for operating, secure necessary personnel, and attract clients. In addition it is projected that this extended period will permit the Company to prepare an application to be filed for FDA approval of PTR. In the event FDA approval is not obtained in such time the Company's expected commencement date will be delayed. It is difficult to predict when FDA approval may be obtained. At the present time FDA approval has not been requested. Dr. Haouzi has developed the initial procedures using existing technology to perform the initial procedures. Initial procedures will involve the removal of birthmarks, discolorations, age spots, and other related skin blemishes and discolorations. Emphasis will be placed upon removal of unwanted body and facial hair. Initial marketing of services will be to the public generally as well as to other physicians in unrelated medical fields (for referral). The initial facility will also give the Company an indication of the types of services the market demands.

         Photo Therapy Resonance ("PTR")

         All types of matter have optical "resonance". They resonate or vibrate when lighted by a particular wavelength of light. An acoustical analogy of this phenomenon is the opera singer reaching a particular note with her voice and shattering a crystal glass. That crystal glass, like all matter, has its own specific resonance. When the wavelength and frequency of the sound waves from the singer's voice matches the resonance of the glass, the molecular structure of the glass absorbs a maximum amount of energy from the soundwaves. This energy causes the molecular structure of the glass to resonate (vibrate) and break apart, shattering the glass. However, all other types of matter (even other glasses) which have different resonance from the particular crystal glass will be unaffected by those sound waves.

         PTR can identify the optical resonance of malignant and abnormal cells using a laser-based device. The Company believes that PTR can effectively identify selected malignant and abnormal cells. PTR can identify the optical resonance of these cells using the laser-based device. The Company believes that it can effectively treat selected bad cells when the resonance of all malignant and abnormal cells of an organ are the same and the peak of resonance of malignant and normal cells of the same tissues are very different, the malignant cells with a higher level of resonance will absorb and release significantly more energy than the normal cells. As a result, the malignant cells will be destroyed while the normal cells will not be affected.

         The term "resonancy response" refers to the amount of energy selectively absorbed, and then released, by the cells. The technology can identify the resonance response of healthy cells and malignant or abnormal cells by radiating the cells with laser having a wavelength matching the cells' resonance, and then measuring the spectrum of visible light emitted by the cells. This procedure requires no surgery or general anesthesia. PTR is different in this respect because the system of laser application employed by Dr. Haouzi will isolate the resonance of a particular condition (i.e., birthmark) and application of that resonance by laser will reduce or eliminate the condition.

         Once the resonance of a particular type of malignant cell has been determined by the PTR Detection System, the laser from the PTR Treatment System can be set at an intensity level which will only affect the malignant cells and will not affect the healthy cells. At a certain intensity level, the laser will "excite" the electrons in the target malignant cells, absorb energy thereby destroying the malignant cell, while leaving any surrounding healthy cells unaffected.

                  In summary, PTR, without chemicals, major surgery, radiation or harmful side effects, provides for:

     o Identification of certain types of malignant or abnormal cells and molecules.

     o Destruction of certain types of malignant or abnormal cells and molecules while leaving surrounding non-malignant or abnormal cells and molecules unharmed.


         The following discussion of the financing market, as it relates to the Company's objectives, is of course pertinent only if the Company is successful in obtaining sufficient debt and/or equity financing to commence operations as a medical technology provider and, in addition thereto, is able to generate significant profits from operations (which are not expected in the foreseeable future) and/or additional financing to continue in business and/or fund the anticipated growth, assuming DSI's proposed business is successful. Initial projections are that approximately $100,000 of additional funding will be necessary to permit the company to obtain the licensing to PTR technology, submit PTR for FDA approval, locate, secure and open its initial facility. Additional funding thereafter of approximately $200,000 will be required before cash flow from operations will sustain the Company. These funds will sustain operations for approximately the next fifteen (15) months. There can be no assurance such financing can be obtained or that the Company's proposed business will be successful.

         Dr. Haouzi decided to market PTR because of the belief that his formal education and experience as a physician, when combined with Mr. Hileman's efforts and assistance with marketing and real estate will enable them to market and sell PTR which will have the advantages of, among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company. The time required to be devoted by Dr. Haouzi and Mr. Hileman to manage the day-to-day affairs of the Company is presently estimated to be approximately five to ten hours per week. This time commitment on the part of these individuals is expected to increase at such time, if ever, as DSI obtains sufficient funding with which to commence the search for a site where the Company can locate its offices and commence additional business operations.

         The Company will be dependent upon Dr. Haouzi, to market and sell the application of PTR for the Company. Dr. Haouzi, although lacking marketing or real estate experience, has extensive experience in this field of medicine. For the past four (4) years Dr. Haouzi has served as Medical Director of Lasertec of France, a Company experimenting with and developing the use of laser for the treatment of certain isolated cancer cells. Training and experience acquired in this work will be applied to patients served by the Company. Extensive testing as well as application of the technology by Dr. Haouzi will enable him to bring this practical knowledge and experience to bear in the operations of the Company and its delivery of services. He is associated with researchers and practitioners in the medical industry, specializing in dermatology. The Company believes his training and experience will expose it to many of the industry's current issues and procedures. There can be no assurance that Dr. Haouzi and Mr. Hileman will be successful in the marketing and selling PTR.

         The Company intends to obtain a license for PTR and arrange to sell such technology either under its private label and/or the manufacturer's brand-name. The granting of licenses to the Company will be its critical first step toward establishing the Company's viability. Dr. Haouzi is presently negotiating the acquisition of such license. The Company is presently in negotiations with Lasertec of France to license the initial technology and expects to have a definitive written agreement covering the parameters of such technology and its further use on or before January 1, 2000. Presently the technology is not licensed by any third party and the Company is attempting to negotiate an exclusive license, although presently the Company is unable to determine whether an exclusive license will be granted. However there is no assurance that such license arrangement will be achieved. Nevertheless the Company believes that Dr. Haouzi will be successful in his efforts to obtain the PTR license from the developers of the technology and has decided to market PTR initially in the United States. DSI intends to market PTR, as it pertains to applications involving the skin, globally at a later date. There is no assurance however that DSI will be successful in bringing the PTR to market in a manner that will be profitable.

         In its initial phase, while establishing its first location for operations and providing treatment services, the Company will operate out of offices provided by Dr. Haouzi. At the time the Company was formed, 265 Sunrise Avenue, Suite 204, Palm Beach, Florida, 33840 was used as an initial location pending funding of the Company. At the request of the Company the address has been changed to 222 Lakeview Avenue, Suite 113, West Palm Beach, Florida, 33401. Mr. Hileman will begin researching the real estate market in order to determine the most appropriate site to locate DSI's offices and facilities. In the event the Company requires additional capital during this phase, Dr. Haouzi has an unwritten and unsigned agreement to fund the operation in an amount not to exceed $50,000 until such time as additional capital is available.

         Due to the limited capital available to the Company, the principal risks during this phase are that the Company is dependent upon Dr. Haouzi's efforts, that Mr. Hileman lacks specific medical licensing experience and that the Company will not be able to establish a sufficiently profitable client base to establish the business.

         To implement the initial plan, the Company intends to initiate a self-directed private placement under Rule 506 in order to raise an additional $300,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial goals and operating costs subsequent to the submission of PTR for FDA approval and the licensing of such technology to other medical providers. The Company has extended its commitment date for the submission of its PTR technology for FDA approval to the end of the Company's 2001 fiscal year to accommodate the anticipated thorough preparation required in preparing its FDA application.

         Even if the Company is successful at raising this additional money, there can be no assurance that a license for the technology will be obtained, that the Food and Drug Administration approval as required will be obtained, or that the selling of PTR will raise substantial revenues. Furthermore, the Company may face unforeseen costs associated with entry into the medical technology market. The Company still will be largely dependent upon Dr. Haouzi and to a limited extent upon Mr. Heleman to find suitable clients on a profitable and timely basis. Although the Company believes the $300,000 is sufficient to cover operations through the end of its 2002 fiscal year, there can be no assurance that such funding can cover the additional risks associated with expansion.

         If the Company is able to generate enough revenue during the initial phase to support the business, in the medium term, the Company plans to attend medical technology conferences each quarter to further expose PTR technology to the medical community.

         The principal risks of these expanded marketing operations would be unforeseen costs associated with entry into the expanded market, increased costs associated with a larger geographic area of coverage, additional employee related costs associated with a larger support staff, inability to establish a presence in the expanded market place, and, lastly, increased risks of insufficient working capital associated with the lapse between the incurring of receivables and the actual receipt of their payment. Should the Company incur any large liabilities because of its operations, which risk increases as the Company's geographic coverage expands, such liabilities could have a substantially detrimental affect upon the Company's financial condition. Further, should the Company be unable to secure the financing required for the additional expansion, the anticipated revenues from a reduced operation, while potentially able to meet the operating needs of the Company, would reduce or prevent the long term financial success of the Company.

         The Company plans to monitor closely its operations during the next year. If it has been successful in securing the necessary financing of approximately $300,000, for its initial location and initial operations for approximately fifteen (15) months, and if the operation is capable of sustaining itself, the Company intends to seek additional financing in the form of conventional bank financing, small business administration financing, venture capital or the private placement of corporate debt for a total of approximately $1,000,000. This should enable the Company to open a minimum of two (2) or three
(3) additional locations and provide additional funding for the initial location if needed. There can be no assurance that any of these financing sources will be available to the Company. If the Company's plan to seek additional financing is successful, the Company intends to open additional offices which compliment the Southern Florida operations and add a regional manager to oversee these additional operations. The Company believes that such expansion will place the Company in a position to be a major force in the cosmetic application of PTR laser technology initially in the State of Florida. If the Company's subsequent expansion is implemented, Dr. Haouzi and Mr. Heleman believe that they will be able to oversee the operation with the addition of the manager.

         The Company has not sought as of yet any debt financing since it believes that any qualified venture capital firm will not loan any funds to the Company until such time as it is fully reporting and has completed at least two years of profitable operations. Once it has met those criteria, the Company intends to seek out funds from licensed venture capital firms and to negotiate terms which will fit the financial capabilities of the Company. Since the Company does not expect to seek debt financing until such time as it has several locations operating successfully, it believes that it can negotiate appropriate placement and repayment terms for such borrowings. However, there can be no assurance that such funds will be available to it or that suitable terms which are most advantageous to the Company can be negotiated. In addition, the Company does not, at this time, anticipate that it will require substantial leverage to fund the expanded operations. However, in the event the Company did receive debt financing and in the event the Company were not successful in sustaining operations or meeting such debt and defaulted in its payments on the debt, then such debt financing could foreclose upon the Company's interests to the detriment of its shareholders.

         Although the Company is authorized to borrow funds, as discussed, it does not intend to do so until such time as it has been operating for a given period of time. At such time as the Company seeks borrowed funds, it does not intend to use the proceeds to make payments to the Company's promoters, management (except as reasonable salaries, benefits and out of pocket expenses) or their respective affiliates or associates. The Company has no present intention of acquiring any assets or other property owned by any promoter, management or their respective affiliates or associates or acquiring or merging with a business or company in which the Company's promoters, management or their respective affiliates or associates directly or indirectly have an ownership
interest.   Although  there  is  no  present   potential  for  a  related  party
transaction, in the event that any payments are to be made to promoters and management such will be disclosed to the security holders and no such payments will be made in breach of the fiduciary duty such related persons have to the Company.

         There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs. There are no arrangements, agreements or understandings under which non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's Board of Directors.

         In the event the Company is successful in securing the additional financing for its long term expansion, it plans to seek acquisitions of qualified companies which the Company believes will compliment its overall strategy inside and outside of the State of Florida. The Company will seek acquisitions of related and/or un-related companies and expand its operations to eventually encompass the entire United States. At such time as the Company commences business and enters markets outside the State of Florida, the Company will be required to comply with applicable state regulations regarding such entities.

         Such increased expansion may increase greatly the risks associated with the Company's operations. The Company will continue to be dependent upon obtaining a sufficient client base to purchase PTR technology after it is able to establish a licensing relationship with a manufacturer. In addition, increased operations and expansion into other geographic areas expose the Company to the potential of intense competition and unfavorable governmental regulations. In addition, the larger the geographic market, the greater the chance of increased support staff costs. Furthermore, exposure to competition from larger and more established medical equipment suppliers, many of whom have greater resources than the Company may be detrimental to the continued success of the Company. The Company anticipates that revenues from such expanded operations may also result in greater revenue fluctuations due to differences in regional market demand and the Company's increasing support staffing needs. Also, the Company will be required to pay wages to a larger support staff while still experiencing possible delays in direct payments received from product sales receivables. In addition, with expansion and implementation of an employee benefit plan which is necessary in order to be competitive for qualified employees, in the event such plan were to be disallowed, loss of qualified status could have an adverse effect upon the Company. Finally, as a larger Company, it could face possible adverse affects from fluctuations in the general economy and business of its clients.

         Another avenue available to the Company to aid its ability to expand is to seek a reverse merger with a larger, public company. While the Company has no present long or short term intention to seek such a merger, in the event that an appropriate vehicle were to become known to the Company, the Board of DSI would evaluate the relative risks and merits of such a merger to the overall plans for the Company. The Company may also seek to expand by acquisitions of unrelated companies which engage in related services such as medical laser application distributors, plastic surgery and dermatology centers/offices and other unrelated businesses which engage in similar and/or dissimilar services to the Company's. The Company does not intend to seek out or identify any such candidates and does not have and does not expect to use any particular consultants or advisers in connection therewith. The Company also will not acquire or merge with another company in which promoters, management, stockholders or other affiliates directly or indirectly have an ownership interest. Prior to any such acquisition or merger shareholders will be provided with complete disclosure concerning a target company and its business including audited financial statements prior to any merger or acquisition. As a reporting company it will also be necessary to file a Form 8-K with the Securities and Exchange Commission in compliance with its requirements.

         As a reporting company, the Company is required to file quarterly on Form 10-QSB and annually on Form 10-KSB and in each case, is required to provide the financial and other information specified in such forms. In addition, the Company would be required to file on Form 8-K in the event there was a change of control, if the Company acquires or disposes of assets, if there is a bankruptcy or receivership, if the Company changes its certified accountants, upon the occurrence of other events which may be pertinent to the security holders, and after certain resignations of directors. Being subject to such reporting requirements reduces the pool of potential acquisitions or merger candidates for the Company since such transactions require that certified financials must be provided for the acquiring, acquired or merging candidate within a specified period of time. That is why the Company intends to expand through internal operations through the short and medium term. At such time as the Company will seek acquisitions or mergers, it will limit itself to companies which either already have certified financial statements or companies whose operations lend themselves to review for a certified audit within the required time.

         The plastic surgery and/or dermatology offices is one of the most lucrative categories of medical services in the United States. As such competition to supply medical products in this market is extremely vigorous, characterized by a relatively large number of companies. Many of these companies have established reputations for successfully developing and marketing medical products, as well as a variety of well-established distribution networks. Many such companies also have greater financial, managerial, and technical resources than the Company.

Business Strategy

         The Company's business strategy, which is dependent upon its obtaining sufficient financing with which to implement its business plan (of which there is no assurance), is to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of PTR. Once the Company obtains the right to market the PTR under its own label and/or under the manufacturer's brand-name its revenues will be remain dependent upon the ability of the Company to sell this medical technology to cosmetic medical providers and dermatologists on an Outpatient basis.

         The Company's primary direct costs will be (i) licensing fees paid to the provider of PTR, (ii) costs associated with its submission of PTR FDA approval application, (iii) salaries to Doctor Haouzi and Mr. Barrett Alan Hileman (payroll cost), (iv) marketing, sales and advertising costs, and (vi) health professional employee costs (i.e payroll taxes) and associated employee benefits. Employment related taxes consist of the employer's portion of payroll taxes required under the Federal Income Contribution Act ("FICA"), which includes Social Security and Medicare, and federal and state unemployment taxes. The federal tax rates are defined by the appropriate federal regulations. State of Florida unemployment tax rates are affected by claims experience, of which the Company has none at this time. Health benefits are comprised primarily of medical insurance costs, but also include costs of other employee benefits such as prescription coverage, vision care, disability insurance and employee assistance plans.

         The Company's gross profit margin will be determined in part by its ability to acquire PTR cost effectively; minimize and control operating costs; maximize product sales income realized upon placement of the laser technology and, to maintain a firm control on marketing, sales and advertising costs. The Company will also attempt to maximize the effective distribution of its product in order to capture a broad stream of revenue.

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

         Management expects, in the event DSI achieves commercial success initially, to increase the Company's market penetration through internal expansion and thereafter through selected acquisitions. Such acquisitions could include cosmetic surgery and dermatology centers/clinics, other medical laser distribution companies and/or various other related and unrelated companies in the medical equipment distribution and sales area. Management believes that in the current market, expansion into markets beyond the State of Florida could be especially attractive because it is believed that the internal structuring of a successful operation in Florida can be replicated in other selected geographic areas with similar high growth opportunities. However, such expansion presents certain challenges and risks. There is no assurance that DSI, even if it is successful in establishing a presence in its targeted markets, will be able to so profitably.

Sales and Marketing

         The Company plans to market PTR through a combination of marketing channels including direct sales, franchising and strategic alliances. Third party sources, independent and unaffiliated with the Company representatives and affiliates directly or indirectly, will be engaged by contract to franchise operations and construct strategic alliances. Company personnel will handle direct sales. The Company believes that this multi-channel approach will allow the Company to quickly penetrate the marketplace and gain brand-name recognition. This approach will develop regional awareness and ultimately allow it to become a market leader. Of the three marketing channels which the Company intends to deploy, direct sales of services is widely recognized as the most common in the industry due to the relationship building that is necessary to be established between the Company and its clients; in addition, strategic alliances have often been used successfully in the past. The Company also believes that proprietary "in house" financing alternatives can lead to an additional number of sales of services which might not otherwise result. Such alternatives are company financing of services otherwise uninsured, under circumstances undefined by the Company at the present time. These "self financed" sales will not only produce added incremental revenues to the Company's bottom line but will also contribute to additional interest income. Franchising is an often used means whereby a medical service and product distributor can further expand its revenue stream not only in obtaining additional sales but by also increasing revenues through the receipt of franchise fees. In addition, another benefit to franchising has been the further recognition of a company's brand-name in the marketplace by consumers. There can be no assurance that any of these techniques will be successful. The Company intends to compete, assuming that it is successful in obtaining sufficient financing, with other companies in its target markets who are currently providing medical laser technology based products.

         The Company anticipates that its initial marketing efforts will be via direct sales of services. Good quality presentations and professional follow-up with clients will be essential to the Company's success. Initially, Dr. Haouzi will secure the Company's client base. He will visit clients and prospective clients on a regular schedule to allow for the necessary lead time to unfold to permit clients to build confidence in the effectiveness of PTR. To insure client satisfaction, Dr. Haouzi will pursue a pro-active approach with prospective and existing clients. This pro-active approach will include the providing of customized marketing information illustrating the various applications of PTR as well as providing attractive financing alternatives which the Company believes will, in many cases, close a sale with a customer. Mr. Hileman will also join Dr. Haouzi on client visits as a means to not only establish a sound business relationship between the clients and the Company's principals but also as a learning tool whereby Mr. Hileman may become as knowledgeable about the various features and benefits of PTR as does Dr. Haouzi. However, the Company anticipates that it will employ, as its sales increase, qualified sales personnel to establish new customer accounts. The Company believes that by employing its own sales personnel it will be able to penetrate additional markets at a minimal cost since sales associates receive compensation in the form of commissions based upon a client's use of the Company's programs. This commission based compensation program will reduce the overhead costs to the Company.

         The Company's ability to develop markets through the efforts of Dr. Haouzi and, eventually a sales force is, of course dependent upon management's ability to obtain necessary financing, of which there can be no assurance. Assuming the availability of adequate funding, DSI intends to stay abreast of changes in the marketplace by ensuring that it remain in the field where clients and competitors can be observed firsthand. DSI does not anticipate obtaining long-term writen contracts with clients since such contracts are not common in the medical technology area; however, management believes that the loyalty of such clients can be maintained through a continuous presence, relationship building and, more importantly, through effective and professional servicing of client accounts.

         The Company will attempt to maintain diversity within its client base in order to decrease its exposure to downturns or volatility in any particular industry. As part of this client selection strategy, the Company intends to offer its services to those clients which have a reputation for reputable dealings and a sufficiently broad patient base. The Company will attempt to avoid doing business with cosmetic surgery and dermatology clinics/offices which have a record of high patient malpractice claims to avoid placing PTR in a negative market position. Where feasible, the Company intends to evaluate each client's practice for patient claims history and reputation in the professional community.

Competition

         The markets in which the Company intends to engage are subject to keen competition and rapid technological change. For example, nine(9) other companies, ThermoLase Corporation; Candela, Inc.; Medical Laser Technologies Ltd. (Aesculap-Medtec); Light Age, Inc.; Dornier Surgical Products, Inc.; Continuum Biomedical, Inc.; Polytec PI, Inc. (Lambda Photometics); Leisegang Medical, Inc. and Cynosure, Inc. have received market clearance from the FDA for laser hair removal and another company, ESC Medical Systems Limited, has received FDA clearance to market a laser-like system using filtered intense light to remove hair. The Company expects that other hair removal devices will be developed and/or introduced in 1999, making laser hair removal a competitive application within the cosmetic laser marketplace. The Company also expects that there may be further consolidation of companies within the laser hair removal industry via acquisitions, partnering arrangements or joint ventures. The Company's products will also compete with other hair removal products and methods. The Company competes primarily on the basis of technology, product performance, price, quality, reliability, distribution and customer service and support. To remain competitive, the Company will be required to continue to seek out the licensing rights to new laser products, periodically enhance its existing products when possible and compete effectively in the areas described above.

         In the cosmetic laser services industry, the Company may encounter Esthetica, a subsidiary of Palomar Medical Technology, Inc. which not only will compete with other laser companies but which also either revenue-shares with physicians and/or operates its own medical centers, but also partners with healthcare providers. Esthetica and Palomar are examples of the companies who have the market and with which the Company will have to compete. Although not dominant in the industry at the current time this information regarding Esthetica is important to illustrate the types of companies currently in the market or likely to enter the market. Esthetica's services also competes for business with other aesthetic service providers such as electrologists, beauty salons, spas, and aestheticians, among others. The Company believes that if it presents PTR product efficacy, provides location support, client focused marketing, a diverse offering of laser procedures, cost effective pricing and superior customer service it will be able to effectively compete in the marketplace.

         Competition for skin cancer treatment will be significant. Most existing medical facilities, including but not limited to hospitals and dermatology centers regularly offer various forms of cancer treatment. PTR will be offered as an alternative form of treatment which will be in direct competition with existing facilities.

Government Regulation

Overview

         As an employer, the Company is subject to all federal, state and local statutes and regulations governing its relationship with its employees and affecting businesses generally.


Impact of Medical Device Regulations

         The Company's sales of PTR products and services will be impacted by the regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption, Pre-Market Approval or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The products and services to be utilized by the Company have not been approved by the FDA. Such approval is not expected on or before April 1, 2000. The Company's products and services are subject to similar regulations in its major international markets. The developer of PTR will first have to comply with these regulations in order for the Company's strategy of expanding the market application of PTR and its services into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. The Company's competitors are subject to the same regulations.

Healthcare Reimbursement and Reform Exposure

         The healthcare industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare industry participants. During the past several years, state and federal government regulation of reimbursement rates and capital expenditures in the United States healthcare industry has increased. Lawmakers continue to propose programs to reform the United States healthcare system, which may contain programs to increase governmental involvement in healthcare, lower Medicare and Medicaid reimbursement rates or otherwise change the operating environment for the Company's customers. Healthcare industry participants may react to these proposals by curtailing or deferring investments, including investments in the Company's services.

Dependence  on  Third  Party  Researchers.

  The Company is substantially dependent upon third party researchers and others, over which the Company will not have absolute control, to satisfactorily conduct and complete research on PTR on behalf of the Company and to grant to the Company favorable terms to provide services based upon the products which may be developed. The Company is dependent upon the validity and effectiveness of third party research developments with recognized research hospitals and clinical laboratories. The Company may provide research funding in return for the right to market and sell the laser technology and optics know-how and specific PTR applications. Management believes that this method of doing business and development provides a higher level of technical and clinical expertise than it could provide on its own and in a more cost efficient manner. The Company's success will be highly dependent upon the results of the third party research, and there can be no assurance that such research arrangements will provide the Company with marketable services in the future or that any of the products developed by these third party researchers under these arrangements will be profitable for the Company.

Seasonality

         The Company does not believe that its results of operations will be impacted by factors relating to seasonality. To the extent that economic conditions may at times vary within geographic areas the company may then become susceptible to fluctuations in sales. The Company believes, however, that the purchaser of cosmetic services is less sensitive to economic cycles. The Company believes that the demographic trend of aging baby boomers is a long and pervasive cycle that will provide a strong and profitable force driving sales well into the foreseeable future. The increase in life expectancy plus increased exposure to sun rays and related elements is requiring more treatment and services in areas provided by the Company.

Employees

         The Company has had no employees since its organization. In addition, Dr.Haouzi, (the Company's sole executive officer and director)and Mr. Heleman, have served in those positions without compensation through the date hereof. Dr. Haouzi was compensated, in the form of company common stock, for specialized services, including the preparation of a business plan and the performance of consulting services.

         Dr. Haouzi decided to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR") because of the belief that his prior medical & business training, when combined with Mr. Heleman's organizational skills and support, will enable them to develop a successful medical laser product distribution company which will have the advantages of among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately-held company.

         The Company will be dependent upon Dr. Haouzi to develop the client base with whom to place medical laser products. Dr. Haouzi has many years of experience and is well known in many medical circles. Dr. Hoaouzi has extensive experience managing private medical clinics (over 500 beds) and a retirement home (600 beds). He is associated with many practitioners in the medical industry, specializing in dermatology. His extensive networking ability the Company believes will expose it to many of the industry's current issues and procedures. The Company plans to use to its advantage Dr. Haouzi's reputation in the medical industry. Nevertheless, while Dr. Haouzi has been successful in the past, there can be no assurance that he will be successful in the marketing and selling of PTR technology.


Item 2.           Description of Property.

         Facilities

         In its initial phase, the Company will operate out of offices provided by Dr. Haouzi. At the time the Company was formed, 265 Sunrise Avenue, Suite 204, Palm Beach, Florida, 33840 was used as an initial location pending funding of the Company. At the request of the Company the address has been changed to 222 Lakeview Avenue, Suite 113, West Palm Beach, Florida, 33401. Mr. Hileman will begin researching the real estate market in order to determine the most appropriate site wherein to locate DSI's offices and facilities. In the event the Company requires additional capital during this phase, Dr. Haouzi has committed to fund the operation until such time as additional capital is available.

         Risk Factors

         Before making an investment decision, prospective investors in the Company's Common Stock should carefully consider, along with other matters referred to herein, the following risk factors inherent in and affecting the business of the Company.

         1. Development Stage Company. DSI was only recently organized on May 21, 1998, and accordingly, is in the early form of its development stage and must be considered promotional. Management's efforts, since inception, have been allocated primarily to organizational and fund raising activities and the ability of the Company to establish itself as a going concern is dependent upon the receipt of additional funds from operations or other sources to continue those activities. Potential investors should be aware of the difficulties normally encountered by a new enterprise in its development stage, including under-capitalization, cash shortages, limitations with respect to personnel, technological, financial and other resources and lack of a client base and market recognition, most of which are beyond the Company's control. The likelihood that the Company will succeed must be considered in light of the problems, expenses and delays frequently encountered in connection with the competitive environment in which the Company will operate. The Company's success depends to a large extent on establishing a licensing relationship with the provider of PTR technology and then successfully building a large and profitable client base. There is no guarantee that the Company's proposed activities will attain the level of recognition and acceptance necessary for the Company to become viable. There is intense competition in the medical products market in Southern Florida, the remaining State of Florida and nationwide, several of which are large public companies, which are already positioned in the business and which are better financed than the Company. There can be no assurance that the Company, with its very limited capitalization, will be able to compete with these companies and achieve profitability. (See Part I, Item 1. "Description of Business.")

         2. No Operating History, Revenues or Earnings. As of the date hereof, the Company has not yet commenced operations and, accordingly, has received no operating revenues or earnings. Since its inception, most of the time and resources of DSI's management have been spent in organizing the Company, obtaining interim financing and developing a business plan. The Company's success is dependent upon its obtaining additional financing from intended operations, from placement of its equity or debt or from third party funding sources. The Company's success in the business of supplying medical laser technology to cosmetic and dermatology clinics/centers is dependent initially upon its ability to establish a licensing relationship with a PTR provider and then the generation of a sufficient amount of sales to enable the Company to continue in operation. There is no assurance that DSI will be able to obtain additional debt or equity financing from any source. The Company, during the development stage of its operations, can be expected to sustain substantial operating expenses without generating any operating revenues or the operating revenues generated can be expected to be insufficient to cover expenses. Thus, for the foreseeable future, unless the Company attains profitable operations, which is not anticipated, the Company's financial statements will show an increasing net operating loss. (See Part I, Item 1. "Description of Business.")

         3. Minimal Assets, Working Capital and Net Worth. As of February 29, 2000, the Company's total assets in the amount of $36,900, consisted, principally, of paid-in capital of $50,000 less accrued expenses. As a result of its minimal assets, as of February 29, 2000, the Company has very minimal net worth presently. Further, DSI's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 850,000 shares of the Company's Common Stock to Dr. Haouzi, executive officer and director of DSI, for the fair value of $.0001 per share or $85.00. At the same time, Mr. Barrett Alan Hileman, the Company's Secretary and Treasurer, received 150,000 shares of the Company's Common Stock for the fair value of $.0001 per share or $15.00. In May, 1998, the Company sold 565,000 shares of common stock for $28,250 in cash. In June, 1998, the Company sold 371,000 shares of common stock for $18,550 in cash. The Company, in July, 1998, sold a total of 4,000 shares of common stock for $200 in cash. Then in September 1998, the Company sold 60,000 shares of common stock for $3,000 in cash. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial portion of its revenues, if any. (See Part I, Item 1. "Description of Business")

         4. Need for Additional Capital: Going Concern Qualification Expressed by Auditor. Without an infusion of capital, the Company may not be able to continue in operation six (6) months after the expiration of its 2001 fiscal year end. Accordingly, the Company is not expected to become a viable business entity unless additional equity and/or debt financing is obtained. DSI's independent certified public accountant has expressed this as a "going concern" qualification to the opinion of Durland and Company, CPAs P.A. on the Company's financial statements. The Company does not anticipate the receipt of operating revenues until management successfully implements its business plan, which is not assured. Further, DSI may incur significant unanticipated expenditures which deplete its capital at a more rapid rate because of among other things, the development stage of its business, its limited personnel and other resources and its lack of clients and market recognition. Because of these and other factors, management is presently unable to predict what additional costs might be incurred by the Company beyond those currently contemplated to obtain additional financing and achieve market penetration on a commercial scale in its proposed line of business, i.e. the sale of laser technology in the medical/cosmetic removal of skin blemishes and other applications to cosmetic surgery and dermatology medical clinics/offices, DSI has no identified sources of funds, and there can be no assurance that resources will be available to the Company when needed.

         5. Dependence on Management: The possible success of the Company is expected to be largely dependent on the continued services of Dr. Hoauzi, because Mr. Hileman, the Company's secretary and treasurer, does not have any medical experience or expertise in selling medical technology to medical service providers. Mr. Hileman and Dr. Haouzi have no experience in marketing or real estate. Virtually all decisions concerning (i)the clients to contact, (ii)the type of medical laser features and benefits to sell, (iii)associated financing programs to design, (iv)direct marketing material to disseminate, and (v)the establishment of a client profile database by the Company will be made or significantly influenced by Mr. Haouzi. He is currently serving as the medical director in research and development of laser therapy for the treatment of cancer and continues to serve as such. Dr. Haouzi and Mr. Hileman are expected to devote only such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers DSI. Dr. Haouzi and Mr. Hileman may not in fact be able to devote adequate time and efforts to the business, given other employment and other responsibilities. The loss of the services of Dr. Haouzi would adversely affect the conduct of the Company's business and its prospects for the future. The Company presently holds no key-man life insurance on the lives of, and has no employment contract or other agreement with Dr. Haouzi or Mr. Hileman.

         6. No License and Existing Client Base. The Company was only recently organized. While DSI intends to engage in the sale of laser technology in the medical/cosmetic removal of skin blemishes and other applications to cosmetic surgery and dermatology medical clinics/offices, the Company currently has no license to market and sell PTR and no existing clients. Further, the very limited funding currently available to the Company will not permit it to commence business operations except on a very limited scale. There can be no assurance that the debt and/or equity financing, which is expected to be required by the Company in order for DSI to continue in business after the expiration of the next five(5) to seven(7) months, will be available. The Company has no clients presently and there can be no assurance that it will be successful in obtaining clients in its initial prospective marketing area encompassing Palm Beach and Broward Counties. DSI does not expect to have long-term contracts with any clients; thus, management believes that the Company must, in order to survive, ultimately obtain the loyalty of a large volume of clients. The Company could be expected to experience substantial difficulty in attracting the high volume of clients in the prospective target market which would enable DSI to achieve commercial viability. The Company will be dependent upon Dr. Haouzi, who has been associated with many key leaders in the medical industry specializing in Dermatology. (See Part I, Item 1. "Description of
Business," (b) "Business of Issuer - Business Strategy; and - Sales and Marketing.")

         7. High Risks and Unforeseen Costs Associated with DSI's Entry into the Sale of Medical Laser Technology Industry. There can be no assurance that the costs associated with obtaining a license to market and sell PTR and for the establishment of a client base, or for the obtaining of a substantial volume of sales by DSI will not be significantly greater than those estimated by Company management. Therefore, the Company may expend significant unanticipated funds or significant funds may be expended by DSI without development of a commercially viable Medical Laser Technology sales business. There can be no assurance that cost overruns will not occur or that such cost overruns will not adversely affect the Company. Further, unfavorable general economic conditions and/or a downturn in client confidence has in the past had, and could be expected in the future to have, an adverse affect on client ability to purchase medical laser technology which could, in turn, adversely affect the Company's business. Additionally, competitive pressures and changes in client mix, among other things, which management expects the Company to experience in the uncertain event that it achieves commercial viability, could reduce the Company's gross profit margin from time to time. Accordingly, there can be no assurance that DSI will be capable of establishing itself in a commercially viable position in the local, state and nationwide Medical Laser Technology Industry sales business. (See Part I, Item 1. "Description of Business," (b) "Business of Issuer.")

         8. The Company's Services are Dependent Upon Numerous FDA Regulations. FDA Compliance is expensive and time-consuming. The products upon which the Company's service will rely may not be able to obtain the necessary FDA clearance before they can be marketed and sold. All of our services shall be dependent upon laser medical devices. Laser medical devices are subject to FDA regulations regulating clinical testing, manufacture, labeling, sale, distribution and promotion of medical devices. Before a new device can be introduced into the market, we must obtain clearance from the FDA. Compliance with the FDA clearance process is expensive and time-consuming, and we may not be able to obtain such clearances in a timely manner or at all.

         9. Conflict of Interest. There are existing and potential conflicts of interest, including time, effort and corporate opportunity, involved in the participation by the Company's executive officers and director in other business entities and transactions. Dr. Haouzi, by virtue of his relation to the Company is an affiliate of the Company, will divide his time and effort between the Company, his existing employment and his other business obligations. Accordingly, Dr. Haouzi and Mr. Hileman may become subject to direct conflicts of interest and the corporate opportunities doctrine with respect to business opportunities in the business which come to their attention. Dr. Haouzi and Mr. Hileman, who is not presently a director of DSI, have agreed, in the event that each is elected to serve as a director of the Company in the future, that he would abstain from voting on any related party contract or transaction involving his existing business. All contracts and transactions in which either Dr. Haouzi or Mr. Hileman are parties may not be presented to the Board. In such circumstances no safeguards are in place for avoiding conflicts of interest. Nevertheless, assuming Mr. Hileman's future election to DSI's Board of Directors and his abstention from voting on any related party contract or transaction in accordance with his agreement, it would still be possible for the Board of Directors of the Company, by a vote of a sufficient number of disinterested directors, to authorize, approve or ratify such a contract or transaction with Dr. Haouzi's existing business or any other affiliate even if the terms were unfair to the Company and unreasonable.

         Because of the existing and/or potential future associations of the Company's executive officers and directors in various capacities with other firms involved in a range of business activities and because of the limited or minimal amount of time and effort which is expected to be devoted to the Company by such persons, there are existing and potential conflicts of interest in their acting as executive officers and directors of the Company. None of the executive officers or the directors of the Company will be able to devote a significant amount of time or effort to the business and affairs of the Company because of their simultaneous participation in, employment by and/or commitments to other firms involved in a range of business activities. In addition, all of such persons are or may become, in their individual capacities, officers, directors, controlling shareholders and/or partners of other entities (in addition to Dr. Haouzi's existing business) involved in a variety of businesses which are engaged, or may in the future engage, in various transactions, or compete directly, with the Company. Conflicts of interest and transactions which are not at arm's-length may arise in the future because the Company's executive officers and/or directors are involved in the management of any company which transacts business, or competes directly with, the Company. (See Part I, Item 1. "Description of Business," (b) Business of Issuer - General.")

         10. Governmental Regulation and Litigation. The Company's business is subject to extensive federal, state and local regulation and supervision. Such regulation, among other things, requires the Company to market and sell only FDA approved medical devices. Such regulations exist primarily for the benefit of consumers, rather than for the protection of medical product distributors and manufacturers and could limit the Company's discretion in operating its business. Noncompliance with any applicable FDA statutes or regulations could result in the suspension or revocation of any license at issue, as well as extensive litigation time and expenses as a result of the imposition of civil fines, criminal penalties.

         11. Ability to Grow. The Company expects to grow through acquisitions, internal growth and by granting franchises. The Company plans to expand its business from its current location and by entry into other markets. There can be no assurance that the Company will be able to create a market presence, or if such market is created, to expand its market presence or successfully enter other markets. The ability of the Company to grow will depend on a number of factors, including the availability of working capital to support such growth, existing and emerging competition and the Company's ability to maintain sufficient profit margins in the face of increasingly competitive industry. The Company must also manage costs in a changing regulatory environment, adapt its infrastructure and systems to accommodate growth and recruit and train qualified personnel.

         The Company also plans to expand its business, in part, through acquisitions of other related medical service providers and/or medical product distributors. Although the Company will continuously review potential acquisition candidates, it has not entered into any agreement, understanding or commitment with respect to any acquisitions at this time. There can be no assurance that the Company will be able to successfully identify suitable acquisition candidates, complete acquisitions on favorable terms, or at all, or integrate acquired businesses into its operations. Moreover, there can be no assurance that acquisitions will not have a material adverse effect on the Company's operating results, particularly in the fiscal quarters immediately following the consummation of such transactions, while the operations of the acquired business are being integrated into the Company's operations. Once integrated, acquisitions may not achieve comparable levels of revenues, profitability or productivity as at then existing Company-owned locations or otherwise perform as expected. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisitions will be completed. The Company will be competing for acquisition and expansion opportunities with entities that have substantially greater resources than the Company. In addition, acquisitions involve a number of special risks, such as diversion of management's attention, difficulties in the integration of acquired operations and retention of personnel, unanticipated problems or legal liabilities, and tax and accounting issues, some of all of which could have a material adverse effect on the Company's results of operations and financial condition.

         Franchise growth poses the additional risk of the inability of the Company to control the quality of services provided by its franchise associates. Moreover, the failure of any franchise associate to pay royalties due to the Company could have a material adverse effect on the Company's financial condition and results of operations (See Part I, Item 1. "Description of Business (b) "Business Strategy.")

         12."Potential for Unfavorable Interpretation of Government Regulations" and Part I, Item 1. "Description of Business" (b) "Business of Issuer-Industry Regulation.")

         At such time as the Company enters into franchise agreements, the Company may be subject to claims asserting that it is vicariously liable for the damages allegedly caused by the franchisees. Generally, franchisor liability for the acts or inactions of its franchisees are based on agency concepts. The Company intends for its franchise agreements to state that the parties are not agents and that the franchisees control the day-to-day operations of their businesses. Furthermore, it is intended that the franchise agreements will require the franchisees to undertake certain efforts to inform the public that they are not agents of the Company and that they are independently owned and operated. Moreover, the Company will take certain additional steps to insulate its potential liability based on claims from the franchisee's conduct including requiring the franchisees to indemnify the franchiser for such claims and mandating that the franchisees carry certain insurance coverage naming the

Company as an additional insured. Despite these efforts to minimize the risk of vicarious liability, there can be no assurance that a claim will not be made against the Company, nor that the indemnification requirements and insurance coverage will be sufficient to cover any judgments, settlements or costs relating to such a claim.

         13. Competition. The markets in which the Company is engaged is subject to keen competition and rapid technological change. The Company's competitors include local, regional and national medical product manufacturers and distributors, many of which are larger and have greater financial and marketing resources than the Company. To the extent that such competitors aggressively protect their existing market share through the reduction of product pricing and the providing of other purchasing incentives to the Company's targeted clients, the Company's financial condition, results of operations or cash flows could be materially and adversely affected.

         Many of the Company's competitors have significantly greater name recognition and have greater marketing, financial and other resources than the Company. The Company expects that there will be significant consolidation in the industry, resulting in increased competition from larger national and regional companies. There can be no assurance that the Company will be able to complete effectively against such competitors in the future. (See Part I. Item 1. "Description of Business," (b) "Business of Issuer-Competition.")

         14. Lack of Working Capital Funding Source. The Company expects to receive payments on the internally financed sales ("receivables") on a timely basis. However, the Company will plan for a reserve to be held for non-performing receivables. In the event that such reserve for non- performing receivables increases substantially the Company's working capital will be negatively impacted directly impairing operations. In addition, as new offices are established or acquired, or as the existing office is expanded, there will be increasing requirements for cash to fund the Company's plans for expansion. The Company has no current source of working capital funds, and should the Company be unable to secure additional financing on acceptable terms, its business, financial condition, results of operations and liquidity would be materially adversely affected.

         15. Absence of Public Market for Shares. The Company's shares of Common Stock are not registered with the U.S. Securities and Exchange Commission under the Act. There is no public market for the shares of Common Stock and no assurance that one will develop. Of such shares, the Company has issued 1,160,000 shares of common stock to persons affiliated withe DSI pursuant to an exemption from registration provided by Rule 4(2) and 506 of Regulation D promulgated under Section 3(b) of the Act. These shares are "restricted securities". Rule 144 of the Act provides, in essence, that holders of restricted securities, for a period of one year after the acquisition thereof from the Company or an affiliate of the Company, may, every three months, sell to a market maker or in ordinary brokerage transactions an amount equal to one percent of the Company's then outstanding securities. Non-affiliates of the Company who hold restricted securities for a period of two years may sell their securities without regard to volume limitations or other restrictions. Resales of the free-trading shares of Common Stock by "affiliates, control persons and/or underwriters" of DSI, as those terms are defined in the Act, will be subject to the volume limitations, described in paragraph (e) of Rule 144. Any transfer or resale of the shares of DSI's Common Stock will be subject, in addition to the Federal securities laws, to the "blue sky" laws of each state in which such transfer or resale occurs. A total of 1,000,000 shares of the Company's Common Stock will be available for resale under Rule 144 commencing on May 21, 1999. Sales of shares of Common Stock under Rule 144 may have a depressive effect on the market price of the Company's Common Stock, should a public market develop for such stock. Such sales also might impede future financing by the Company. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management.")

         16. No Dividends. While payments of dividends on the Common Stock rests with the discretion of the Board of Directors, there can be no assurance that dividends can or will ever be paid. Payment of dividends is contingent upon, among other things, future earnings, if any, and the financial condition of the Company, capital requirements, general business conditions and other factors which cannot now be predicted. It is highly unlikely that cash dividends on the Common Stock will be paid by the Company in the foreseeable future.

         17. No Cumulative Voting. The election of directors and other questions will be decided by a majority vote. Since cumulative voting is not permitted and less than one-half of the Company's outstanding Common Stock constitute a quorum, investors who purchase shares of the Company's Common Stock may not have the power to elect even a single director and, as a practical matter, the current management will continue to effectively control the Company.

         18. Control by Present Shareholders. The present shareholders of the Company's Common Stock will, by virtue of their percentage share ownership and the lack of cumulative voting, be able to elect the entire Board of Directors, establish the Company's policies and generally direct its affairs. Accordingly, persons investing in the Company's Common Stock will have no significant voice in Company management, and cannot be assured of ever having representation on the Board of Directors. (See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management.")

         19. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. Potential Anti-Takeover and Other Effects of Issuance of Preferred Stock May Be Detrimental to Common Shareholders. The Company is authorized to issue up to 10,000,000 shares of preferred stock. $.0001 par value per share (hereinafter referred to as the "Preferred Stock"); none of which shares has been issued. The issuance of Preferred Stock does not require approval by the shareholders of the Company's Common Stock. The Board of Directors, in its sole discretion, has the power to issue shares of Preferred Stock in one or more series and to establish the dividend rates and preferences, liquidation preferences, voting rights, redemption and conversion terms and conditions and any other relative rights and preferences with respect to any series of Preferred Stock. Holders of Preferred Stock may have the right to receive dividends, certain preferences in liquidation and conversion and other rights; any of which rights and preferences may operate to the detriment of the shareholders of the Company's Common Stock. Further, the issuance of any shares of Preferred Stock having rights superior to those of the Company's Common Stock may result in a decrease in the value of market price of the Common Stock provided a market exists, and additionally, could be used by the Board of Directors as an anti-takeover measure or device to prevent a change in control of the Company.

         20. No Secondary Trading Exemption. In the event a market develops in the Company's shares, of which there can be no assurance, secondary trading in the Common Stock will not be possible in each state until the shares of Common Stock are qualified for sale under the applicable securities laws of the state or the Company verifies that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. There can be no assurance that the Company will be successful in registering or qualifying the Common Stock for secondary trading, or availing itself of an exemption for secondary trading in the Common Stock, in any state. If the Company fails to register or qualify, or obtain or verify an exemption for the secondary trading of, the Common Stock in any particular state, the shares of Common Stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in the Company's Common Stock, a public market for the Common Stock will fail to develop and the shares could be deprived of any value.

         21. Possible Adverse Effect of Penny Stock Regulations on Liquidity of Common Stock in any Secondary Market. In the event a market develops in the Company's shares, of which there can be no assurance, then if a secondary trading market develops in the shares of Common Stock of the Company, of which there can be no assurance, the Common Stock is expected to come within the meaning of the term "penny stock" under 17 CAR 240.3a51-1 because such shares are issued by a small company; are low-priced (under five dollars); and are not traded on NASDAQ or on a national stock exchange. The Securities and Exchange Commission has established risk disclosure requirements for broker-dealers participating in penny stock transactions as part of a system of disclosure and regulatory oversight for the operation of the penny stock market. Rule 15g-9 under the Securities Exchange Act of 1934, as amended, obligates a broker-dealer to satisfy special sales practice requirements, including a requirement that it make an individualized written suitability determination of the purchaser and receive the purchaser's written consent prior to the transaction. Further, the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 require a broker- dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure instrument that provides information about penny stocks and the risks in the penny stock market. Additionally, the customer must be provided by the broker-dealer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and the salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. For so long as the Company's Common Stock is considered penny stock, the penny stock regulations can be expected to have an adverse effect on the liquidity of the Common Stock in the secondary market, if any, which develops.

Item 3.           Legal Proceedings.

     The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 4.           Submission of Matters to a Vote of Security Holders.

         NONE


PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information.

         There has been no established public trading market for the Common Stock since the Company's inception on May 21, 1998.

     Holders.

         As of February 29, 2000, the Company had 42 shareholders of record of its 2,000,000 outstanding shares of Common Stock.

     Dividends.

         The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

     Options and Warrants

         There are no outstanding options or warrants to purchase, or securities convertible into common equity of the Company.

     Public Quotations of Stock

         The Company has not as of this date, but intends to request in the immediate future a licensed broker-dealer, to act as a market maker for the Company's securities. Thus far the Company has not requested any market maker and does not have a specific market maker in mind to submit the Company's Form 10-KSB to the National Association of Securities Dealers and to serve as a market maker for the Company's Common Stock. The Company anticipates that other market makers may be requested to participate at a later date. The Company will not use consultants to obtain market makers. There have been no preliminary discussions between the Company, or anyone acting on its behalf, and any market maker regarding the future trading market for the Company.

Item 6. Management's Discussion and Analysis or Plan of Operation

         Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (May 21, 1998) through February 29, 2000 and 1999, the Company had no income from operations and accumulated operating expenses of $18,200 and $13,891 respectively, and losses from operations of $4,309 and $$13,891 respectively . The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

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

         If the Company is unable to raise additional capital to meet its expenses subsequent to the submission of PTR for FDA approval, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to additional private and public securities offerings. Management anticipates that it will be able to satisfy its cash requirements through its 2001 fiscal year end without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for DSI to raise additional funds in the next fifteen
(15) months, commencing approximately twelve(12) months from the date hereof if only a minimal level of revenue is generated in accordance with management's expectations.

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

         Financial Condition, Capital Resources and Liquidity

         At February 29, 2000 and February 28, 1999, the Company had assets totaling $36,900 and $43,832 and liabilities of $5,000 and $7,623 respectively . This decrease is attributable to lowered legal expenses, organization expenses and professional fees subsequent to the filing of the Company's initial registration statement. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

         DSI's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities. The Company, at inception, issued 850,000 shares of the Company's Common Stock to Dr. Haouzi, executive officer and director of DSI, for the fair value of services rendered valued at $85.00. At the same time, Mr. Hileman, the Company's Secretary and Treasurer, received 150,000 shares of the Company's Common Stock for services valued by him at $15.00. In May, 1998, the Company sold 565,000 shares of common stock for $28,250 in cash. In June, 1998, the Company sold 371,000 shares of common stock for $18,550 in cash. The Company, in July, 1998, sold a total of 4,000 shares of common stock for $200 in cash. Then in September 1998 the Company sold 60,000 shares of common stock for $3,000 in cash. Even though management believes, without assurance, that it will obtain sufficient capital with which to implement its business plan on a limited scale, the Company is not expected to continue in operation without an infusion of capital. In order to obtain additional equity financing, management may be required to dilute the interest of existing shareholders or forego a substantial interest of its revenues, if any. (See Part I, Item 1. "Description of Business"; See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management" and Part III,
Item 12. "Certain Relationships and Related Transactions.")

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

         The ability of the Company to continue as a going concern is dependent upon its ability to obtain a licensing arrangement with the manufacturer of PTR medical lasers, submitting PTR for FDA approval, and then finding clients who will purchase it. The Company believes that in order to be able to expand its initial operations, it must rent offices in Palm Beach County, hire clerical staff and acquire through purchase or lease computer and office equipment to maintain accurate financial accounting and client data. The Company believes that there is adequate and affordable rental space available in Palm Beach County and sufficiently trained personnel to provide such clerical services at affordable rates. Further, the Company believes that the type of equipment necessary for the operation is readily accessible at competitive rates.

         To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to an additional $300,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs through its 2001 fiscal year end. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of six(6) months beyond its 2001 fiscal year end.

         Net Operating Losses

         The Company has net operating loss carry-forwards of $18,200, with $13,891 and $4,309 expiring in 2019 and 2020 respectively. The Company has as of February 29, 2000 a $3,600 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

         Year 2000 Compliance

         The Company has not experienced a material impact as a result of the YEAR 2000 event and does not anticipate that it will experience a material impact to the Company's operations or financial condition in the future since all of the internal software developed and utilized by the Company has been upgraded to support Year 2000 versions.

Forward-Looking Statements

         This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The

Company assumes no obligations to update any such forward-looking statements. The Safe Harbor provisions referred to herein do not apply to the Company until the Company is subject to the reporting requirements of Section 13(a) or Section 15(d) of the Exchange Act.

Item 7. Financial Statements.

         The information called for by this item is indexed on Page F-1 of this report and is contained on the pages following said page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         NONE

PART III

Item 5.           Directors, Executive Officers, Promoters and Control Persons

         Pierre Haouzi, President

         Dr. Haouzi is a graduate of the Paris School of Medicine, specializing in Biology and is Licensed to practice general medicine. He has a specialty in Sports Medicine and Traumatology and in 1979 was certified by the Country of France. Dr. Haouzi has testified numerous times in court as a medical expert. He also holds a certification in Homeopathy and Accupuncture. In June 1995 Dr. Haouzi resigned his position managing retirement homes and private clinics to become the Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer and continues to serve as such. Dr. Pierre Haouzi is associated with all of the key leaders in the medical industry, specializing in Dermatology. His networking power will connect the Company with all the current industry and procedures. Under Dr. Haouzi's direction, the Company plans to offer clients an established product line. It is anticipated, and subject to the availability of additional funding, that the Company will employ additional physician with experience in cosmetic and dermatology servicing in order to effectively penetrate the market. Dr. Haouzi has no experience in marketing or real estate.

         Barrett Alan Hileman, Secretary and Treasurer

         Barrett Alan Hileman, is currently attending the Academy Art School. He has a specialty in the cinema business and has been interested in the medical field since childhood. Most of his family is involved in this industry. Mr. Hileman has no experience in real estate, marketing or the medical industry.

         Management is unable at this time to forecast with any degree of certainty the acceptance of the Company's PTR, its funding programs or the expenses of doing business; however, DSI intends to market its programs competitively in the Company's target markets.

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                         Age       Position(s) with Company
----                         --         ------------------
Dr. Pierre Haouzi (4)        62        President, Chief Executive Officer
                                       & Director

Mr. Barrett Alan Hileman(4)  21        Secretary & Treasurer

     (a) The above-named persons may be deemed to be "promoters" and "parents" of the Company, as those terms are defined under the Rules and Regulations promulgated under the Act.

         All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Director. Dr. Haouzi and Mr. Hileman will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

         Aside from the above officers and directors, there are no other persons whose activities will be material to the operations of the Company at this time. Dr. Haouzi and Mr. Hileman are the sole "promoters" of the Company as such term is defined under the Act.

Family Relationships

         There are no family relationships between or among the executive officers and director of the Company.

Business Experience

         Dr. Pierre Haouzi, has served as the President since its inception on May 21, 1998. As such he acts as the CEO, CFO and Principal Accounting Officer. Dr. Pierre Haouzi, is a graduate of the Paris School of Medicine, specializing in Biology and is Licensed to practice general medicine. He has a specialty in Sports Medicine and Traumatology and in 1979 was certified by the Country of France. Dr. Haouzi has testified numerous times in court as a medical expert. He also holds a certification in Homeopathy and Accupuncture. In June 1995 Dr. Haouzi resigned his position managing retirement homes and private clinics. In 1996 he assumed the position of Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer and continues to serve as such. Dr. Pierre Haouzi is associated with all of the key leaders in the medical industry, specializing in Dermatology. His networking power will connect the Company with all the current industry issues and procedures.

         Mr. Barrett Alan Hileman has served as the Secretary and Treasurer since its inception on May 21, 1998. Mr. Hileman is currently attending the Academy Art School, his a specialty in the cinema business and has been interested in the medical field since his childhood, being raised in this environment.

         Compliance With Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission")initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Dr. Haouzi and Mr. Hileman comprise all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during from inception (May 21, 1998) to the end of February 29, 2000.


Item 6.  Executive Compensation:

                  The Company, in consideration for various services performed for the Company, issued to Dr. Haouzi, the Company's sole executive officer and/or director, 850,000 shares of restricted common stock and issued to Mr. Barrett Alan Hileman, the Company's Secretary and Treasurer, 150,000 shares of restricted common stock for consulting services on behalf of DSI. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as DSI commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non- cash compensation to the foregoing for their services to the Company.

         The Company does not provide officers with pension, stock appreciation rights, long-term incentive or other plans but has the intention of implementing such plans in the future.

Compensation of Directors

         The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.


Item 11. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of February 29, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

                                          Amount
Name and Address of                       Beneficially          Percent of
Beneficial Owner                          Owned                 Class (1)
----------------                          ---------             --------
Dr. Pierre Haouzi          (1)(2)(3)      850,000               42.50%
222 Lakeview Avenue, Suite 113
West Palm Beach, Florida 3340

Barrett Alan Hileman (2)                  150,000                 7.5%
222 Lakeview Avenue, Suite 113
West Palm Beach, Florida 33401

All Executive Officers and Directors      1,000,000             50.00%
as a Group (two persons)
-------------------
(1) Based upon 2,000,000 shares of the Company's Common Stock issued and outstanding as of February 29, 2000.
(2)      Executive officer of the Company.
(3)      Member of the Board of Directors of the Company.

Item 12.  Certain Relationships and Related Transactions:

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

         At the current time, the Company has no provision to issue any additional securities to management, promoters or their respective affiliates or associates.(See Part I, Item 1. "Description of Business - (b) Business of Issuer.")

         Dr. Haouzi and Mr. Hileman are the sole "promoters" of the Company. (See Directors, Executive Officers, Promoters and Control Persons).

PART F/S

     The Financial Statements of DSI, and Notes to Financial Statements together with the Independent Auditor's Report of Durland and Company, CPA's, P.A., required by this Item 13 commence on page F-1 hereof and are incorporated herein by this reference.

                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets.................................................F-2

Statements of Operations.......................................F-3

Statements of Stockholders' Equity.............................F-4

Statements of Cash Flows.......................................F-5

Notes to Financial Statements..................................F-6

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dermatology Systems, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of Dermatology Systems, Inc., a development stage enterprise, as of February 29 and 28, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the year ended February 29, 2000 and the period from May 21, 1998 (Inception) through February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dermatology Systems, Inc. as of February 29 and 28, 2000 and 1999, and the results of its operations and its cash flows for the year ended February 29, 2000 and the period from May 21, 1998 (Inception) through February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has experienced a loss since inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                   /s/ Durland & Company
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
June 13, 2000

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                               February 29 and 28,




                                                                  2000                 1999
                                                          --------------------  ------------------
                      ASSETS
CURRENT ASSETS
   Cash                                                   $             36,900  $           43,832
                                                          --------------------  ------------------

     Total current assets                                               36,900              43,832
                                                          --------------------  ------------------

Total Assets                                              $             36,900  $           43,832
                                                          ====================  ==================

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accrued expenses                                       $              2,000  $            4,500
   Accrued expenses - related party                                      3,000               3,123
                                                          --------------------  ------------------

     Total current liabilities                                           5,000               7,623
                                                          --------------------  ------------------

Total Liabilities                                                        5,000               7,623
                                                          --------------------  ------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized
  10,000,000   shares, none issued                                           0                   0
Common stock, $0.0001 par value, authorized
  50,000,000  shares: 2,000,000 issued and outstanding                     200                 200
Additional paid-in capital                                              49,900              49,900
Deficit accumulated during the development stage                       (18,200)            (13,891)

                                                          --------------------  ------------------
Total Stockholders' Equity                                              31,900              36,209
                                                          --------------------  ------------------

Total Liabilities and Stockholders' Equity                $             36,900  $           43,832
                                                          ====================  ==================







               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations



                                                                                 Period from
                                                                                May 21, 1998             Period from
                                                                                 (Inception)             May 21, 1998
                                                            Year Ended             through               (Inception)
                                                           February 29,         February 28,               through
                                                               2000                 1999              February 29, 2000
                                                          ---------------    -------------------    ----------------------

Revenues                                                  $             0    $                 0    $                    0
                                                          ---------------    -------------------    ----------------------

Expenses
     General and administrative                                       635                  1,791                     2,426
     Consulting fees - related party                                    0                    100                       100
     Consulting fees                                                2,000                      0                     2,000
     Professional fees                                              1,674                  9,000                    10,674
     Professional fees - related party                                  0                  3,000                     3,000
                                                          ---------------    -------------------    ----------------------

Total expenses                                                      4,309                 13,891                    18,200
                                                          ---------------    -------------------    ----------------------

Net loss                                                  $        (4,309)   $           (13,891)   $              (18,200)
                                                          ===============    ===================    ======================

Net loss per weighted average share, basic                $        (0.01)    $             (0.01)
                                                          ===============    ===================

Weighted average number of shares                               2,000,000              1,952,590
                                                          ===============    ===================








               The accompanying notes are an integral part of the
                             financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity






                                                                                       Deficit
                                                                                     Accumulated
                                                                       Additional     During the         Total
                                                Number of    Common     Paid-in      Development     Stockholders'
                                                  Shares      Stock     Capital         Stage            Equity
                                               ------------ --------- ------------ ---------------- ----------------
BEGINNING BALANCE,
   May 21, 1998 (inception)                               0 $       0 $          0 $              0 $              0
   May 1998 - services ($0.0001/sh)               1,000,000       100            0                0              100
   May 1998 - cash ($0.05/sh)                       565,000        57       28,193                0           28,250
   June 1998 - cash ($0.05/sh)                      371,000        37       18,513                0           18,550
   July 1998 - cash ($0.05/sh)                        4,000         0          200                0              200
   September 1998 - cash ($0.05/sh)                  60,000         6        2,994                0            3,000

Net loss                                                  0         0            0          (13,891)         (13,891)
                                               ------------ --------- ------------ ---------------- ----------------

BALANCE, February 28, 1999                        2,000,000 $     200 $     49,900 $        (13,891)$         36,209
                                               ------------ --------- ------------ ---------------- ----------------

Net loss                                                  0         0            0           (4,309)          (4,309)
                                               ------------ --------- ------------ ---------------- ----------------

BALANCE, February 29, 2000                        2,000,000 $     200 $     49,900 $        (18,200)$         31,900
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

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows




                                                                                Period from
                                                                                May 21, 1998        Period from
                                                                                (Inception)        May 21, 1998
                                                               Year Ended         through           (Inception)
                                                              February 29,      February 28,          through
                                                                  2000              1999         February 29, 2000
                                                            ---------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $         (4,309)$          (13,891)$           (18,200)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued for services - related party                           0                100                 100
Changes in operating assets and liabilities:
       Increase (decrease) in accrued expenses                        (2,500)             4,500               2,000
       Increase (decrease) in accrued expenses - related party          (123)             3,123               3,000
                                                            ---------------- ------------------ -------------------

Net cash used by operating activities                                 (6,932)            (6,168)            (13,100)
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       None                                                                0                  0                   0
                                                            ---------------- ------------------ -------------------

Net cash used by investing activities                                      0                  0                   0
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                0             50,000              50,000
                                                            ---------------- ------------------ -------------------

Net cash provided by financing activities                                  0             50,000              50,000
                                                            ---------------- ------------------ -------------------

Net increase (decrease) in cash                                       (6,932)            43,832              36,900

CASH, beginning of period                                             43,832                  0                   0
                                                            ---------------- ------------------ -------------------

CASH, end of period                                         $         36,900 $           43,832 $            36,900
                                                            ================ ================== ===================












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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of $18,200, with $13,891 expiring in 2019, and $4,309, expiring in 2020.

         The amount recorded as deferred tax assets as of February 29, 2000 is approximately $3,600, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $18,200 accumulated from May 21, 1998 (inception) through February 29, 2000. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

         During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at February 29, 2000 are $3,000 and are presented in Accrued expenses - related party.

Item 13. Exhibits and Reports on Form 8-K.

         (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Index to Exhibits

Item No.               Exhibit
----------    ----------------------------------------------------
3(i).1        Articles of Incorporation of DSI filed May 22, 1998
              (Electronically filed with originial 10SB on July 2, 1999)(1)

3(ii).1 Bylaws of DSI (Electronically filed with originial 10SB on July 2, 1999)(1)

27.1      *   Financial Data Schedule
-------------------------------------------------
*    Included Herein
(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of Dermatology Systems, Inc. (File No. 0-26581), filed with the U.S. Securities and Exchange Commission.

         (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 29, 2000, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   DERMATOLOGY SYSTEMS, INC..
                                   (Registrant)



Date: June 14, 2000                By:  /s/ Dr.  Pierre Haouzi
                                       -------------------------
                                       Dr. Pierre Haouzi, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date                     Signature                   Title
     ----                     ---------                   -----

June 14, 2000          By:/s/ Dr.  Pierre Haouzi
                          -----------------------         President
                            Dr. Pierre Haouzi             and Director

June 14, 2000          By:/s/ Barrett Alan Hileman
                          ------------------------
                           Barrett Alan Hileman           Director