Form 10QSB
period 1999-05-31
DERMATOLOGY SYSTEMS INC
filed 2000-07-14
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended  May 31, 1999
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

         As of May 31, 2000, there are 2,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements



                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets............................................................F-2

Statements of Operations..................................................F-3

Statements of Stockholders' Equity........................................F-4

Statements of Cash Flows..................................................F-5

Notes to Financial Statements.............................................F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                               February 29,       May 31,
                                                                                   2000             2000
                                                                             ---------------- ----------------
                                                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                                      $         36,900 $         34,900
                                                                             ---------------- ----------------

     Total current assets                                                              36,900           34,900
                                                                             ---------------- ----------------

Total Assets                                                                 $         36,900 $         34,900
                                                                             ================ ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                          $          2,000 $          4,000
   Accrued expenses - related party                                                     3,000            3,000
                                                                             ---------------- ----------------

     Total current liabilities                                                          5,000            7,000
                                                                             ---------------- ----------------

Total Liabilities                                                                       5,000            7,000
                                                                             ---------------- ----------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
   shares, none issued                                                                      0                0
Common stock, $0.0001 par value, authorized 50,000,000
   shares; 2,000,000 issued and outstanding                                               200              200
Additional paid-in capital                                                             49,900           49,900
Deficit accumulated during the development stage                                      (18,200)         (22,200)
                                                                             ---------------- ----------------

Total Stockholders' Equity                                                             31,900           27,900
                                                                             ---------------- ----------------

Total Liabilities and Stockholders' Equity                                   $         36,900 $         34,900
                                                                             ================ ================










                     The accompanying notes are an integral
                       part of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                                                         Period from
                                                                                                         May 21, 1998
                                                                                                         (Inception)
                                                                                                           through
                                                               2000                 1999                 May 31, 2000
                                                          ---------------    -------------------    ----------------------

Revenues                                                  $             0    $                 0    $                    0
                                                          ---------------    -------------------    ----------------------

Expenses
     General and administrative                                         0                    163                     2,426
     Consulting fees - related party                                    0                      0                       100
     Consulting fees                                                    0                      0                     2,000
     Professional fees                                              4,000                      0                    14,674
     Professional fees - related party                                  0                      0                     3,000
                                                          ---------------    -------------------    ----------------------

Total expenses                                                      4,000                    163                    22,200
                                                          ---------------    -------------------    ----------------------

Net loss                                                  $        (4,000)   $             (163)    $              (22,200)
                                                          ===============    ===================    ======================

Net loss per weighted average share, basic                $         (0.01)   $             (0.01)
                                                          ===============    ===================

Weighted average number of shares                               2,000,000              2,000,000
                                                          ===============    ===================










                     The accompanying notes are an integral
                       part of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity
                Period from May 21, 1998 (Inception) through
                                  May 31, 2000





                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional    During the          Total
                                                   Number of     Common     Paid-in      Development     Stockholders'
                                                     Shares      Stock      Capital         Stage           Equity
                                                  ------------ ---------- ------------ ---------------  ---------------
BEGINNING BALANCE,
May 21, 1998 (inception)                                     0 $        0 $          0 $             0  $             0

Year Ended February 28, 1999:
----------------------------
   May 1998 - services ($0.0001/sh)                  1,000,000        100            0               0              100
   May 1998 - cash ($0.05/sh)                          565,000         57       28,193               0           28,250
   June 1998 - cash ($0.05/sh)                         371,000         37       18,513               0           18,550
   July 1998 - cash ($0.05/sh)                           4,000          0          200               0              200
   September 1998 - cash ($0.05/sh)                     60,000          6        2,994               0            3,000

Net loss                                                     0          0            0         (13,891)         (13,891)
                                                  ------------ ---------- ------------ ---------------  ---------------

BALANCE, February 28, 1999                           2,000,000        200       49,900         (13,891)          36,209

Year Ended February 29, 2000:
----------------------------

Net loss                                                     0          0            0          (4,309)          (4,309)
                                                  ------------ ---------- ------------ ---------------  ---------------

BALANCE, February 29, 2000                           2,000,000        200       49,900         (18,200)          31,900

Three Months Ended May 31, 2000: (unaudited)
-------------------------------

Net loss                                                     0          0            0          (4,000)          (4,000)
                                                  ------------ ---------- ------------ ---------------  ---------------

ENDING BALANCE, May 31, 2000 (unaudited)             2,000,000 $      200 $     49,900 $       (22,200) $        27,900
                                                  ============ ========== ============ ===============  ===============







                     The accompanying notes are an integral
                       part of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended May 31, 2000
                                   (Unaudited)



                                                                                                    Period from
                                                                                                   May 21, 1998
                                                                                                    (Inception)
                                                                                                      through
                                                                  2000              1999           May 31, 2000
                                                            ---------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $         (4,000)$             (163)$           (22,200)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued for services - related party                           0                  0                 100
Changes in operating assets and liabilities:
       Increase (decrease) in accrued expenses                         2,000                  0               4,000
       Increase (decrease) in accrued expenses - related party             0                  0               3,000
                                                            ---------------- ------------------ -------------------

Net cash used by operating activities                                 (2,000)              (163)            (15,100)
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       None                                                                0                  0                   0
                                                            ---------------- ------------------ -------------------

Net cash used by investing activities                                      0                  0                   0
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                0                  0              50,000
                                                            ---------------- ------------------ -------------------

Net cash provided by financing activities                                  0                  0              50,000
                                                            ---------------- ------------------ -------------------

Net increase (decrease) in cash                                       (2,000)              (163)             34,900

CASH, beginning of period                                             36,900             43,832                   0
                                                            ---------------- ------------------ -------------------

CASH, end of period                                         $         34,900 $           43,669 $            34,900
                                                            ================ ================== ===================





                     The accompanying notes are an integral
                       part of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2000 and 1999 is unaudited)


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

         c) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

         d) Interim financial information The financial statements for the three months ended May 31, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of $22,000, with $13,900 expiring in 2019, $4,300 expiring in 2020 and $4,000 expiring in 2021.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax assets as of May 31, 2000 is approximately $3,300, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $22,000 accumulated from May 21, 1998 (inception) through May 31, 2000. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

         During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at May 31, 2000 are $3,000 and are presented in Accrued expenses - related party.

Item 6.           Management's Discussion and Analysis or Plan of Operation

         Plan of Operations

         Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the quarter ending May 31, 2000 and 1999, the Company had no income from operations and accumulated operating expenses of $4,000 and $163 respectively, and losses from operations of $4,000 and $163 respectively. The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

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

         Subsequent to the submission of PTR for FDA approval management intends to explore all available alternatives for debt and/or equity financing, including but not limited to additional private and public securities offerings. Management anticipates that it will be able to satisfy its cash requirements through its 2001 fiscal year end without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for DSI to raise additional funds within the next twelve (12) months, commencing approximately nine(9) months from the date hereof.

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

         Financial Condition, Capital Resources and Liquidity

         At May 31, 2000 and 1999, the Company had assets totaling $34,900 and $43,669 and liabilities of $7,000 and $3,000 respectively . This decrease is attributable to lowered legal expenses, organization expenses and professional fees subsequent to the filing of the Company's initial registration statement. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

         DSI's working capital is approximately $28,000 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

         To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to raise an additional $300,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs through its 2001 fiscal year end. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of six months beyond its 2001 fiscal year end.

         Net Operating Losses

         The Company has net operating loss carry-forwards of $22,000, with $13,900 and $4,300 expiring in 2019, 2020 and 2021 respectively. The Company has as of May 31, 2000 a $3,300 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3.           Defaults in Senior Securities

         None

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending May 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

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

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2000.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              DERMATOLOGY SYSTEMS, INC.
                                    (Registrant)

     Date                    Signature
     ----                    ---------

 July 13, 2000               By:   /s/ Dr. Pierre Haouzi
                                  -----------------------
                                Dr. Pierre Haouzi,  President and Director