Form 10QSB
period 2000-11-30
DERMATOLOGY SYSTEMS INC
filed 2001-01-16
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: November 30, 2000

Commission file no.:  0-26581

                            DERMATOLOGY SYSTEMS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                             65-0844181
------------------------------------                     -----------------------
(State or other jurisdiction of                           (I.R.S.Employer
incorporation or organization)                               Identification No.)

222 Lakeview Avenue Suite 113
West Palm Beach, FL                                               33401
---------------------------------------                   ---------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number: (561) 832-5699


Securities to be registered under Section 12(b) of the Act:

     Title of each class                               Names of each exchange
                                                         on which registered
           None
-----------------------------------                   -------------------------
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

                               Yes  X       No
                                    --         ---

           As of November 30, 2000, there are 2,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

     Item 1. Financial Statements




                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets.............................................................F-2

Statements of Operations...................................................F-3

Statements of Stockholders' Equity.........................................F-4

Statements of Cash Flows...................................................F-5

Notes to Financial Statements..............................................F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                     November 30,        February 29,
                                                                         2000                2000
                                                                 -------------------- ------------------
                                                                     (unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash                                                          $             27,045 $           36,900
                                                                 -------------------- ------------------

     Total current assets                                                      27,045             36,900
                                                                 -------------------- ------------------

Total Assets                                                     $             27,045 $           36,900
                                                                 ==================== ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                              $                  0 $            2,000
   Accrued expenses - related party                                             3,000              3,000
                                                                 -------------------- ------------------

     Total current liabilities                                                  3,000              5,000
                                                                 -------------------- ------------------

Total Liabilities                                                               3,000              5,000
                                                                 -------------------- ------------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
   shares, none issued                                                              0                  0
Common stock, $0.0001 par value, authorized 50,000,000                            200
   shares; 2,000,000 issued and outstanding                                                          200
Additional paid-in capital                                                     49,900             49,900
Deficit accumulated during the development stage                              (26,055)           (18,200)
                                                                 -------------------- ------------------

Total Stockholders' Equity                                                     24,045             31,900
                                                                 -------------------- ------------------

Total Liabilities and Stockholders' Equity                       $             27,045 $           36,900
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

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                                   (Unaudited)


                                                                                                                  Period from
                                                 Three Months Ended                 Nine Months Ended             May 21, 1998
                                                    November 30,                       November 30,               (Inception)
                                           --------------------------------     ---------------------------         through
                                                2000             1999              2000           1999           November 30, 2000
                                           --------------- ----------------     -------------- -------------     ---------------
Revenues                                   $             0 $              0     $            0 $           0     $             0
                                           --------------- ----------------     -------------- -------------     ---------------

Expenses
    General and administrative                          95               95                105           115               2,531
    Consulting fees - related party                      0                0                  0             0                 100
    Consulting fees                                      0                0              2,000             0               4,000
    Professional fees                                1,000              416              5,750         1,816              16,424
    Professional fees - related party                    0                0                  0             0               3,000
                                           --------------- ----------------     -------------- -------------     ---------------

            Total expenses                           1,095              511              7,855         1,931              26,055
                                           --------------- ----------------     -------------- -------------     ---------------

Net loss                                   $        (1,095)$           (511)    $       (7,855)       $(1,931)   $       (26,055)
                                           =============== ================     ============== =============     ===============

Net loss per weighted average share, basic $         (0.01)$          (0.01)    $        (0.01)$      (0.01)
                                           =============== ================     ============== =============

Weighted average number of shares                2,000,000        2,000,000          2,000,000     2,000,000
                                           =============== ================     ============== =============








                 The accompanying notes are an integral part of
                           the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                           Statements of Stockholders'
                   Equity Period from May 21, 1998 (Inception)
                            through November 30, 2000





                                                                                                   Deficit
                                                                                                 Accumulated
                                                                                 Additional       During the       Total
                                                     Number of      Common        Paid-in        Development   Stockholders'
                                                      Shares         Stock        Capital           Stage         Equity
                                                    ------------- -----------  -------------- --------------- ---------------
BEGINNING BALANCE,
May 21, 1998 (inception)                                        0 $         0  $            0 $             0 $             0

Year Ended February 28, 1999:
----------------------------
   May 1998 - services ($0.0001/sh)                     1,000,000         100               0               0             100
   May 1998 - cash ($0.05/sh)                             565,000          57          28,193               0          28,250
   June 1998 - cash ($0.05/sh)                            371,000          37          18,513               0          18,550
   July 1998 - cash ($0.05/sh)                              4,000           0             200               0             200
   September 1998 - cash ($0.05/sh)                        60,000           6           2,994               0           3,000

Net loss                                                        0           0               0         (13,891)        (13,891)
                                                    ------------- -----------  -------------- --------------- ---------------

BALANCE, February 28, 1999                              2,000,000         200          49,900         (13,891)         36,209

Year Ended February 29, 2000:
----------------------------

Net loss                                                        0           0               0          (4,309)         (4,309)
                                                    ------------- -----------  -------------- --------------- ---------------

BALANCE, February 29, 2000                              2,000,000         200          49,900         (18,200)         31,900

Nine Months Ended November 30, 2000: (unaudited)
-----------------------------------

Net loss                                                        0           0               0          (7,855)         (7,855)
                                                    ------------- -----------  -------------- --------------- ---------------

ENDING BALANCE, November 30, 2000 (unaudited)           2,000,000 $       200  $       49,900 $       (26,055)$        24,045
                                                    ============= ===========  ============== =============== ===============






                 The accompanying notes are an integral part of
                           the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                       Nine Months Ended November 30, 2000
                                   (Unaudited)



                                                                                                           Period from
                                                                                                          May 21, 1998
                                                                                                           (Inception)
                                                                                                             through
                                                                    2000               1999             November 30, 2000
                                                                ----------------   ----------------   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $         (7,855)  $         (1,931)  $            (26,055)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued for services - related party                               0                  0                    100
Changes in operating assets and liabilities:
       Increase (decrease) in accrued expenses                            (2,000)            (4,500)                     0
       Increase (decrease) in accrued expenses - related party                 0                  0                  3,000
                                                                ----------------   ----------------   --------------------

Net cash used by operating activities                                     (9,855)            (6,431)               (22,955)
                                                                ----------------   ----------------   --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       None                                                                    0                  0                      0
                                                                ----------------   ----------------   --------------------

Net cash used by investing activities                                          0                  0                      0
                                                                ----------------   ----------------   --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                    0                  0                 50,000
                                                                ----------------   ----------------   --------------------

Net cash provided by financing activities                                      0                  0                 50,000
                                                                ----------------   ----------------   --------------------

Net increase (decrease) in cash                                           (9,855)            (6,431)                27,045

CASH, beginning of period                                                 36,900             43,832                      0
                                                                ----------------   ----------------   --------------------

CASH, end of period                                             $         27,045   $         37,401   $             27,045
                                                                ================   ================   ====================











                 The accompanying notes are an integral part of
                           the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
               (Information with respect to the nine months ended
                    November 30, 2000 and 1999 is unaudited)


(1) Summary of Significant Accounting Principles
      The Company Dermatology Systems, Inc. is a Florida chartered development stage corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on May 21, 1998, and has elected February 28 as its fiscal year end.

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

           d) Interim financial information The financial statements for the nine months ended November 30, 2000 and 1999 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of $26,000, with $13,900 expiring in 2019, $4,300 expiring in 2020 and $7,800 expiring in 2021.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax assets as of November 30, 2000 is approximately $3,900, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $26,000 accumulated from May 21, 1998 (inception) through November 30, 2000. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

           During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees
           - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in
           Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at November 30, 2000 are $3,000 and are presented in Accrued expenses - related party.

Item 6. Management's Discussion and Analysis or Plan of Operation

           Plan of Operations

           Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the quarter ending November 30, 2000 and 1999, the Company had no income from operations and accumulated operating expenses of $1,095 and $511 respectively, and losses from operations of $1,095 and $511 respectively. The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

           Dr. Pierre Haouzi, 61 years old, is a graduate of the Paris School of Medicine, specializing in Biology and is Licensed to practice general medicine. He has a specialty in Sports Medicine and Traumatology and in 1979 was certified by the Country of France. Dr. Haouzi has testified numerous times in court as a medical expert. He also holds a certification in Homeopathy and Acupuncture. In June 1995 Dr. Haouzi resigned his position managing retirement homes and private clinics. In 1996 he assumed the position of Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer.

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

           Financial Condition, Capital Resources and Liquidity

           At November 30, 2000, the Company had assets totaling $24,045 and liabilities of $3,000. The increase in the Company's liabilities is attributable to increased consulting and professional fees rendered by the Company's legal counsel and shareholder. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

           DSI's working capital is approximately $27,045 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

           Net Operating Losses

           The Company has net operating loss carry-forwards of $26,000, with $13,900, $4,300 and $7,800 expiring in 2019, 2020 and 2021 respectively. The
Company has as of November 30, 2000 a $3,900 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

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

           None

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending November 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

           None

Item 6. Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.     Description
----------      -------------------------------------------------------
3(i).1          Articles of Incorporation of DSI filed May 21, 1998(1)

3(ii).1         By-laws (1)

-------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB and subsequent amendments filed thereto.


     (b) No Reports on Form 8-K were filed during the quarter ended November 30, 2000.

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

                            DERMATOLOGY SYSTEMS, INC.
                                  (Registrant)

     Date                            Signature
     ----                            ---------

 January 15, 2000          By: /s/ Dr.  Pierre Haouzi
                             -----------------------------
                                 Dr. Pierre Haouzi
                                 President and Director

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                      Signature                  Title
   ----                        ---------                -----
January 15, 2000       By:   /s/ Dr.  Pierre Haouzi
                       -----------------------------
                          Dr. Pierre Haouzi             President and Director