Form 10KSB
period 2001-02-28
DERMATOLOGY SYSTEMS INC
filed 2001-05-29
CIK 1065801

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

For the fiscal year ended February 28, 2001

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number: 0-26581

                            DERMATOLOGY SYSTEMS, INC.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                                65-0844181
------------------------------------------             -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
         incorporation or organization)                      Identification No.)

222 Lakeview Avenue Suite 113
West Palm Beach, FL                                             33480
-------------------------------------------            -------------------------
 (Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:  (561) 832-5699

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                 Name of each exchange
                                                          on which registered
         None                                                     None
-----------------------------------                   --------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                 -----------------------------------------------
                                (Title of class)

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

                  Yes  X        No
                      -----       -----

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S_B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10 KSB. [X]

         Issuer's revenues for its 2001 fiscal year were $0.00.

     Of the 2,000,000 shares of voting common of the registrant issued and outstanding as of February 28, 2001, 840,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

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

     Dr. Haouzi's aim is to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology hereinafter referred to as "PTR". The specific area of application for PTR by the Company will be in the removal of unsightly blemishes including birthmarks, discolorations, age spots, and other skin discolorations as well as unwanted body and facial hair. The Company intends to (a) open an initial facility to perform PTR procedures; (b) market the PTR technology by private label; and, (c) franchise additional operations at a later date. Dr. Haouzi will be assisted in his efforts by Alan Hileman as the Company's Secretary/Treasurer. It is expected that the Company will benefit from the synergy expected to result from the combination of the specialized medical background and experience of Dr. Haouzi and Mr. Hileman's medical and cinematic interests. The Company's offices are presently located at 222 Lakeview Avenue, Suite 130, West Palm Beach, FL 33401 and its telephone number is (561) 832-5699.

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

     The Company intends to obtain a license for PTR and arrange to sell such technology either under its private label and/or the manufacturer's brand-name. The granting of licenses to the Company will be its critical first step toward establishing the Company's viability. Dr. Haouzi is presently negotiating the acquisition of such license. The Company is presently in negotiations with Lasertec of France to license the initial technology and expects to have a definitive written agreement covering the parameters of such technology and its further use on or before January 1, 2002. Presently the technology is not licensed by any third party and the Company is attempting to negotiate an exclusive license, although presently the Company is unable to determine whether an exclusive license will be granted. However there is no assurance that such license arrangement will be achieved. Nevertheless the Company believes that Dr. Haouzi will be successful in his efforts to obtain the PTR license from the developers of the technology and has decided to market PTR initially in the United States. DSI intends to market PTR, as it pertains to applications involving the skin, globally at a later date. There is no assurance however that DSI will be successful in bringing the PTR to market in a manner that will be profitable.

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


Impact of Medical Device Regulations

     The Company's sales of PTR products and services will be impacted by the regulation and control by the Center for Devices and Radiological Health, a branch of the Food and Drug Administration (FDA) within the Department of Health and Human Services. The FDA medical device regulations require either an Investigational Device Exemption, Pre-Market Approval or 510(K) clearance before new products can be marketed to, or utilized by, the physician. The products and services to be utilized by the Company have not been approved by the FDA. The anticipated date for such approval has been extended to on or before August 1, 2001. However, there is no assurance that such approval will be forthcoming on that approximate date. The Company's products and services are subject to similar regulations in its major international markets. The developer of PTR will first have to comply with these regulations in order for the Company's strategy of expanding the market application of PTR and its services into these countries. These approvals may necessitate clinical testing, limitations on the number of sales and controls of end user purchase price, among other things. In certain instances, these constraints can delay planned shipment schedules as design and engineering modifications are made in response to regulatory concerns and requests. The Company's competitors are subject to the same regulations.

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

     Dr. Haouzi decided to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR") because of the belief that his prior medical & business training, when combined with Mr. Heleman's organizational skills and support, will enable them to develop a successful medical laser product distribution company which will have the advantages of among other things, greater availability of capital and potential for growth through the vehicle of a public company as compared to a privately- held company.

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

Item 2. Description of Property.

         Facilities

     In its initial phase, the Company has operated out of offices provided by Dr. Haouzi. At the time the Company was formed, 265 Sunrise Avenue, Suite 204, Palm Beach, Florida, 33840 was used as an initial location pending funding of the Company. At the request of the Company the address has been changed to 222 Lakeview Avenue, Suite 113, West Palm Beach, Florida, 33401. Mr. Hileman will continue tp research the real estate market in order to determine the most appropriate site wherein to locate DSI's offices and facilities. In the event the Company requires additional capital during this phase, Dr. Haouzi has committed to fund the operation until such time as additional capital is available.


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

     Holders.

     As of February 28, 2001, the Company had 42 shareholders of record of its 2,000,000 outstanding shares of Common Stock.

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

Item 6. Management's Discussion and Analysis or Plan of Operation

     Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the period from inception (May 21, 1998) through February 28, 2001 and 2000, the Company had no income from operations and cumulative operating expenses of $27,805 and $18,200 respectively, and cumulative losses from operations of $27,805 and $18,200 respectively. The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

     Dr. Pierre Haouzi, 63 years old, is a graduate of the Paris School of Medicine, specializing in Biology and is Licensed to practice general medicine. He has a specialty in Sports Medicine and Traumatology and in 1979 was certified by the Country of France. Dr. Haouzi has testified numerous times in court as a medical expert. He also holds a certification in Homeopathy and Accupuncture. In June 1995 Dr. Haouzi resigned his position managing retirement homes and private clinics. In 1996 he assumed the position of Medical Director of Lasertec of France's research and development of laser therapy for the specialized treatment of cancer. Dr. Pierre Haouzi is associated with all of the key leaders in the medical industry specializing in Dermatology. His networking power will connect the Company with all the current industry issues and procedures. Dr. Haouzi is developing the sales of this medical laser technology for the Company for the following, among other, reasons: (i) because of his belief that a public company could exploit his talents, services and business reputation to commercial advantage and (ii) to observe directly whether the perceived advantages of a public company, including, among others, greater ease in raising capital, liquidity of securities holdings and availability of current public information, would translate into greater profitability for a public, as compared to a locally-owned company.

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

     If the Company is unable to raise additional capital to meet its expenses subsequent to the submission of PTR for FDA approval, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to additional private and public securities offerings. Management anticipates that it will be able to satisfy its cash requirements through its 2002 fiscal year end without raising funds via debt and/or equity financing or from third party funding sources. Accordingly, management expects that it will be necessary for DSI to raise additional funds in the next twelve
(12) months, commencing approximately nine(9) months from the date hereof if only a minimal level of revenue is generated in accordance with management's expectations.

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

Results of Operations - Full Fiscal Years - February 28, 2001 and February 29, 2000

     Financial Condition, Capital Resources and Liquidity

     At February 28, 2001 and February 29, 2000, the Company had assets totaling $25,295 and $36,900 and liabilities of $3,000 and $5,000 respectively . This decrease is attributable to lowered legal expenses, organization expenses and professional fees subsequent to the filing of the Company's initial registration statement. Since the Company's inception, it has received $50,000 in cash contributed as consideration for the issuance of shares of Common Stock.

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

     To implement such plan, also during this initial phase, the Company intends to initiate a self- directed private placement under Rule 506 in order to an additional $300,000. In the event such placement is successful, the Company believes that it will have sufficient operating capital to meet the initial expansion goals and operating costs through its 2002 fiscal year end. In the event the Company is not successful in raising such funds, the Company believes that it will not be able to continue operations past a period of nine(9) months beyond its 2002 fiscal year end.

     Net Operating Losses

     The Company has net operating loss carry-forwards of $27,800, with$9,600, $4,300 and $13,900 expiring in 2021, 2020 and 2019 respectively. The Company has as of February 28, 2001 a $4,200 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

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


                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets..............................................................F-2

Statements of Operations....................................................F-3

Statements of Stockholders' Equity..........................................F-4

Statements of Cash Flows....................................................F-5

Notes to Financial Statements...............................................F-6

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
Dermatology Systems, Inc.
Palm Beach, Florida

We have audited the accompanying balance sheet of Dermatology Systems, Inc., a development stage enterprise, as of February 28, 2001 and the related statements of operations, stockholders' equity and cash flows for the two years ended February 28, 2001 and the period from May 21, 1998 (Inception) through February 28, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dermatology Systems, Inc. as of February 28, 2001, and the results of its operations and its cash flows for the two years ended February 28, 2001 and the period from May 21, 1998 (Inception) through February 28, 2001 in conformity with generally accepted accounting principles.

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




                                                           /s/ Durland & Company
                                                   Durland & Company, CPAs, P.A.
Palm Beach, Florida
May 11, 2001

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets
                                  February 28,




                                                                           2001            2000
                                                                   ----------------- ----------------
                                     ASSETS
CURRENT ASSETS
   Cash                                                            $          22,295 $         36,900
   Deposits                                                                    3,000                0
                                                                   ----------------- ----------------

     Total current assets                                                     25,295           36,900
                                                                   ----------------- ----------------

Total Assets                                                       $          25,295 $         36,900
                                                                   ================= ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                                $               0 $          2,000
   Accrued expenses - related party                                            3,000            3,000
                                                                   ----------------- ----------------

     Total current liabilities                                                 3,000            5,000
                                                                   ----------------- ----------------

Total Liabilities                                                              3,000            5,000
                                                                   ----------------- ----------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
      shares, none issued                                                          0                0
Common stock, $0.0001 par value, authorized 50,000,000
      shares: 2,000,000 issued and outstanding                                   200              200
Additional paid-in capital                                                    49,900           49,900
Deficit accumulated during the development stage                             (27,805)         (18,200)

                                                                   ----------------- ----------------
Total Stockholders' Equity                                                    22,295           31,900
                                                                   ----------------- ----------------

Total Liabilities and Stockholders' Equity                         $          25,295 $         36,900
                                                                   ================= ================














                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                         Years Ended February 28 and 29,



                                                                                             Period from
                                                                                             May 21, 1998
                                                                                             (Inception)
                                                                                               through
                                                       2001              2000               February 28, 2001
                                                  --------------    ----------------     ---------------------
Revenues                                          $            0    $              0     $                   0
                                                  --------------    ----------------     ---------------------

Expenses
     General and administrative                              605                 635                     3,031
     Consulting fees - related party                           0                   0                       100
     Consulting fees                                       2,000               2,000                     4,000
     Professional fees                                     7,000               1,674                    17,674
     Professional fees - related party                         0                   0                     3,000
                                                  --------------    ----------------     ---------------------

Total expenses                                             9,605               4,309                    27,805
                                                  --------------    ----------------     ---------------------

Net loss                                          $       (9,605)   $         (4,309)    $             (27,805)
                                                  ==============    ================     =====================

Net loss per weighted average share, basic        $        (0.01)   $          (0.01)
                                                  ==============    ================

Weighted average number of shares                      2,000,000           2,000,000
                                                  ==============    ================

























                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity






                                                                                       Deficit
                                                                                     Accumulated
                                                                      Additional     During the          Total
                                           Number of      Common       Paid-in       Development      Stockholders'
                                             Shares        Stock       Capital          Stage            Equity
                                         -------------- ----------- -------------- --------------- ---------------
BEGINNING BALANCE,
   May 21, 1998 (inception)                           0 $         0 $            0 $             0 $             0
   May 1998 - services ($0.0001/sh)           1,000,000         100              0               0             100
   May 1998 - cash ($0.05/sh)                   565,000          57         28,193               0          28,250
   June 1998 - cash ($0.05/sh)                  371,000          37         18,513               0          18,550
   July 1998 - cash ($0.05/sh)                    4,000           0            200               0             200
   September 1998 - cash ($0.05/sh)              60,000           6          2,994               0           3,000

Net loss                                              0           0              0         (13,891)        (13,891)
                                         -------------- ----------- -------------- --------------- ---------------

BALANCE, February 28, 1999                    2,000,000         200         49,900         (13,891)         36,209

Net loss                                              0           0              0          (4,309)         (4,309)
                                         -------------- ----------- -------------- --------------- ---------------

BALANCE, February 29, 2000                    2,000,000         200         49,900         (18,200)         31,900

Net loss                                              0           0              0          (9,605)         (9,605)
                                         -------------- ----------- -------------- --------------- ---------------

BALANCE, February 28, 2001                    2,000,000 $       200 $       49,900 $       (27,805)$        22,295
                                         ============== =========== ============== =============== ===============






















                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Years Ended February 28 and 29,




                                                                                                        Period from
                                                                                                        May 21, 1998
                                                                                                        (Inception)
                                                                                                          through
                                                                          2001           2000        February 28, 2001
                                                                   --------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $        (9,605)$          (4,309)$         (27,805)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued for services - related party                                 0                 0               100
Changes in operating assets and liabilities:
       (Increase) decrease in deposits                                      (3,000)                0            (3,000)
       Increase (decrease) in accrued expenses                              (2,000)           (2,500)                0
       Increase (decrease) in accrued expenses - related party                   0              (123)            3,000
                                                                   --------------- ----------------- -----------------

Net cash used by operating activities                                      (14,605)           (6,932)          (27,705)
                                                                   --------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       None                                                                      0                 0                 0
                                                                   --------------- ----------------- -----------------

Net cash used by investing activities                                            0                 0                 0
                                                                   --------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                      0                              50,000
                                                                   --------------- ----------------- -----------------

Net cash provided by financing activities                                        0                 0            50,000
                                                                   --------------- ----------------- -----------------

Net increase (decrease) in cash                                            (14,605)           (6,932)           22,295

CASH, beginning of period                                                   36,900            43,832                 0
                                                                   --------------- ----------------- -----------------

CASH, end of period                                                $        22,295 $          36,900 $          22,295
                                                                   =============== ================= =================










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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry-forwards for income tax purposes of $27,800, with $9,600, $4,300 and $13,900 expiring at February 28, 2021, 2020 and 2019.

     The amount recorded as deferred tax assets as of February 28, 2001 is approximately $4,200, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $27,800 accumulated from May 21, 1998 (inception) through February 28, 2001. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

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

     During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at February 28, 2001 are $3,000 and are presented in Accrued expenses - related party.

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

Executive Officers and Directors

     Set forth below are the names, ages, positions with the Company and business experiences of the executive officers and directors of the Company.

Name                           Age         Position(s) with Company
----                           ---         ------------------
Dr. Pierre Haouzi (4)          63          President, Chief Executive Officer
                                           & Director

Mr. Barrett Alan Hileman(4)    22          Secretary & Treasurer

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

     Mr. Barrett Alan Hileman has served as the Secretary and Treasurer since its inception on May 21, 1998. Mr. Hileman is currently attending the Academy Art School, his a specialty in the cinema business and has been interested in the medical field since his childhood, being raised in this environment. .

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

Hileman comprise all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, and has complied with Section 16(a) filing requirements applicable to him during from inception (May 21, 1998) to the end of February 28, 2001.

Item 6.  Executive Compensation:

     The Company, in consideration for various services performed for the Company, issued to Dr. Haouzi, the Company's sole executive officer and/or director, 850,000 shares of restricted common stock and issued to Mr. Barrett Alan Hileman, the Company's Secretary and Treasurer, 150,000 shares of restricted common stock for consulting services on behalf of DSI. Except for the above-described compensation, it is not anticipated that any executive officer of the Company will receive any cash or non-cash compensation for his or her services in all capacities to the Company until such time as the Company commences business operations. At such time as DSI commences operations, it is expected that the Board of Directors will approve the payment of salaries in a reasonable amount to each of its officers for their services in the positions. At such time, the Board of Directors may, in its discretion, approve the payment of additional cash or non-cash compensation to the foregoing for their services to the Company.

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

Item 11. Security Ownership of Certain Beneficial Owners and Managers

     The following table sets forth information as of February 28, 2001, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five per cent of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned.

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
as a Group (two persons)
-------------------

(1) Based upon 2,000,000 shares of the Company's Common Stock issued and outstanding as of February 28, 2001.
(2)  Executive officer of the Company.
(3)  Member of the Board of Directors of the Company.

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

     At the current time,  the Company has no provision to issue any  additional
securities  to  management,   promoters  or  their   respective   affiliates  or
associates.

     Dr. Haouzi and Mr. Hileman are the sole "promoters" of the Company. (See Directors, Executive Officers, Promoters and Control Persons).

Item 13.          Exhibits and Reports on Form 8-K.

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Index to Exhibits

Item No.     Exhibit
----------   ----------------------------------------------------
3(i).1       Articles of Incorporation of DSI filed May 22, 1998 (Electronically filed with original
             10SB on July 2, 1999)(1)

3(ii).1      Bylaws of DSI (Electronically filed with original 10SB on July 2, 1999)(1)
--------------------------------------------


(1) Incorporated herein by reference to the Registration Statement on Form 10-SB of Dermatology Systems, Inc. (File No. 0-26581), filed with the U.S. Securities and Exchange Commission.

     (b) No Reports on Form 8-K were filed during the last quarter of the fiscal year ended February 28, 2001, covered by this Annual Report on Form 10-KSB.

                                   SIGNATURES
                                   ----------

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           DERMATOLOGY SYSTEMS, INC..
                                  (Registrant)



Date: May 29, 2001                 By:  /s/ Dr.  Pierre Haouzi
                                     -------------------------
                                   Dr. Pierre Haouzi, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date                        Signature                       Title
----                        ---------                       -----

  May 29, 2001      By:   /s/ Dr.  Pierre Haouzi         President and Director
                    ---------------------------
                        Dr. Pierre Haouzi

  May 29, 2001      By:/s/ Barrett Alan Hileman          Director
                    ---------------------------
                        Barrett Alan Hileman