Form 10QSB
period 2001-05-31
DERMATOLOGY SYSTEMS INC
filed 2001-07-18
CIK 1065801

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: May 31, 2001

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

     Title of each class                            Names of each exchange
                                                      on which registered
         None
-----------------------------------                ----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
                     --------------------------------------
                                (Title of class)

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

     As of May 31, 2001, there are 2,000,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.           Financial Statements




                          INDEX TO FINANCIAL STATEMENTS



Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statements of Stockholders' Equity...........................................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                                 Balance Sheets



                                                                  May 31,        February 28,
                                                                    2001             2001
                                                              ----------------  ----------------
                                                                (unaudited)
                                   ASSETS
CURRENT ASSETS
   Cash                                                       $          9,268  $        22,295
   Short-term loan receivable                                           10,067                0
   Deposits                                                                  0            3,000
                                                              ----------------  ----------------

      Total current assets                                              19,335           25,295
                                                              ----------------  ----------------

Total Assets                                                  $         19,335  $        25,295
                                                              ================  ================

                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accrued expenses                                           $              0  $             0
   Accrued expenses - related party                                      3,000            3,000
                                                              ----------------  ----------------

     Total current liabilities                                           3,000            3,000
                                                              ----------------  ----------------

Total Liabilities                                                        3,000            3,000
                                                              ----------------  ----------------

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, authorized 10,000,000
   shares, none issued                                                       0                0
Common stock, $0.0001 par value, authorized 50,000,000
   shares; 2,000,000 issued and outstanding                                200              200
Additional paid-in capital                                              49,900           49,900
Deficit accumulated during the development stage                       (33,765)         (27,805)
                                                              ----------------  ----------------

Total Stockholders' Equity                                              16,335           22,295
                                                              ----------------  ----------------

Total Liabilities and Stockholders' Equity                    $         19,335  $        25,295
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

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Operations
                           Three Months Ended May 31,
                                   (Unaudited)


                                                                                                   Period from
                                                                                                   May 21, 1998
                                                                                                    (Inception)
                                                                                                     through
                                                               2001              2000              May 31, 2001
                                                          ---------------    ----------------    -----------------
Revenues                                                  $             0    $              0    $               0
                                                          ---------------    ----------------    -----------------

Expenses
     General and administrative                                        28                   0                3,059
     Consulting fees - related party                                    0                   0                  100
     Consulting fees                                                    0                   0                4,000
     Professional fees                                              6,000               4,000               23,674
     Professional fees - related party                                  0                   0                3,000
                                                          ---------------    ----------------    -----------------

Total expenses                                                      6,028               4,000               33,833
                                                          ---------------    ----------------    -----------------

Loss from operations                                               (6,028)             (4,000)             (33,833)

Other income (expense)
     Interest income                                                   68                   0                   68
                                                          ---------------    ----------------    -----------------

Net loss                                                  $        (5,960)   $         (4,000)   $         (33,765)
                                                          ===============    ================    =================

Net loss per weighted average share, basic                $         (0.01)   $          (0.01)
                                                          ===============    ================

Weighted average number of shares                               2,000,000           2,000,000
                                                          ===============    ================














                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                       Statements of Stockholders' Equity
                      Period from May 21, 1998 (Inception)
                              through May 31, 2001




                                                                                           Deficit
                                                                                         Accumulated
                                                                           Additional    During the          Total
                                                   Number of     Common     Paid-in      Development     Stockholders'
                                                     Shares      Stock      Capital         Stage           Equity
                                                  ------------ ---------- ------------ ---------------  ---------------
BEGINNING BALANCE,
May 21, 1998 (inception)                                     0 $        0 $          0 $             0  $             0

Year Ended February 28, 1999:
----------------------------
   May 1998 - services ($0.0001/sh)                  1,000,000        100            0               0              100
   May 1998 - cash ($0.05/sh)                          565,000         57       28,193               0           28,250
   June 1998 - cash ($0.05/sh)                         371,000         37       18,513               0           18,550
   July 1998 - cash ($0.05/sh)                           4,000          0          200               0              200
   September 1998 - cash ($0.05/sh)                     60,000          6        2,994               0            3,000

Net loss                                                     0          0            0         (13,891)         (13,891)
                                                  ------------ ---------- ------------ ---------------  ---------------

BALANCE, February 28, 1999                           2,000,000        200       49,900         (13,891)          36,209

Year Ended February 29, 2000:
----------------------------

Net loss                                                     0          0            0          (4,309)          (4,309)
                                                  ------------ ---------- ------------ ---------------  ---------------

BALANCE, February 29, 2000                           2,000,000        200       49,900         (18,200)          31,900

Year Ended February 28, 2001:
----------------------------

Net loss                                                     0          0            0          (9,605)          (9,605)
                                                  ------------ ---------- ------------ ---------------  ---------------

BALANCE, February 28, 2001                           2,000,000        200       49,900         (27,805)          22,295

Three Months Ended May 31, 2001: (unaudited)
-------------------------------

Net loss                                                     0          0            0          (5,960)          (5,960)
                                                  ------------ ---------- ------------ ---------------  ---------------

ENDING BALANCE, May 31, 2001 (unaudited)             2,000,000 $      200 $     49,900 $       (33,765) $        16,335
                                                  ============ ========== ============ ===============  ===============







                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                            Statements of Cash Flows
                         Three Months Ended May 31, 2001
                                   (Unaudited)



                                                                                                    Period from
                                                                                                   May 21, 1998
                                                                                                    (Inception)
                                                                                                      through
                                                                  2001              2000           May 31, 2001
                                                            ---------------- ------------------ -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $         (5,960)$           (4,000)$           (33,765)
Adjustments to reconcile net loss to net cash used by
operating activities:
       Stock issued for services - related party                           0                  0                 100
Changes in operating assets and liabilities:
    (Increase) decrease in accrued interest receivable                   (67)                 0                 (67)
    (Increase) decrease in deposits                                    3,000                  0                   0
    Increase (decrease) in accrued expenses                                0              2,000                   0
    Increase (decrease) in accrued expenses - related party                0                  0               3,000
                                                            ---------------- ------------------ -------------------

Net cash used by operating activities                                 (3,027)            (2,000)            (30,732)
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Issuance of loan receivable                                   (10,000)                 0             (10,000)
                                                            ---------------- ------------------ -------------------

Net cash used by investing activities                                (10,000)                 0             (10,000)
                                                            ---------------- ------------------ -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                0                  0              50,000
                                                            ---------------- ------------------ -------------------

Net cash provided by financing activities                                  0                  0              50,000
                                                            ---------------- ------------------ -------------------

Net increase (decrease) in cash                                      (13,027)            (2,000)              9,268

CASH, beginning of period                                             22,295             36,900                   0
                                                            ---------------- ------------------ -------------------

CASH, end of period                                         $          9,268 $           34,900 $             9,268
                                                            ================ ================== ===================















                   The accompanying notes are an integral part
                          of the financial statements.

                            Dermatology Systems, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                  (Information with respect to the three months
                   ended May 31, 2001 and 2000 is unaudited)


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

          d) Interim financial information The financial statements for the three months ended May 31, 2001 and 2000 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the three months are not indicative of a full year results.

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

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company has net operating loss carry- forwards for income tax purposes of $33,800, with $6,000, $9,600, $4,300 and $13,900 expiring at February 28, 2022, 2021, 2020 and 2019. Dermatology Systems, Inc. (A Development Stage Enterprise)

                          Notes to Financial Statements


(3) Income Taxes (Continued) The amount recorded as deferred tax assets as of May 31, 2001 is approximately $5,000, which represents the amount of tax benefit of the loss carryforward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4) Going Concern The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern, as reflected by the net loss of $33,800 accumulated from May 21, 1998 (inception) through May 31, 2001. The ability of the Company to continue as a going concern is dependent upon commencement of operations, developing sales, and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking additional capital to allow it to begin its planned operations.

(5) Loan Receivable On May 4, 2001, the Company loaned $10,000 to an unrelated third party on a demand note carrying a 9% interest rate. This loan is expected to be repaid in July 2001. At May 31, 2001, interest of $67 was accrued.

(6) Related Parties Counsel to the Company indirectly owns 80,000 shares of the Company's common stock through the sole ownership of the common stock of another company which invested in the Company. Also, counsel's adult son owns 80,000 shares in the Company. The Company's president owns a 42.5% interest in the Company, consisting of 850,000 shares, and the treasurer owns a 7.5% interest, consisting in 150,000 shares.

          During the period since inception, the Company incurred certain legal and consulting fees from related parties, in the amount of $3,100. Professional services rendered by the Company's legal counsel and shareholder amounted to $3,000 and is presented in Professional fees - related party. Consulting services rendered by the Company's secretary and treasurer amounted to $100 and is presented in Consulting fees - related party. Legal counsel paid certain miscellaneous expenses on behalf of the Company, amounting to $123. Unpaid amounts at May 31, 2001 are $3,000 and are presented in Accrued expenses - related party.

Item 6. Management's Discussion and Analysis or Plan of Operation

     Plan of Operations

     Since its inception, the Company has conducted no business operations except for organizational and capital raising activities. For the quarter ending May 31, 2001 and 2000, the Company had no income from operations and accumulated operating expenses of $6,028 and $4,000 respectively, and losses from operations of $6,028 and $4,000 respectively. The Company proposes to profitably participate in the recent trend in the medical/cosmetic removal of blemishes through the use of laser technology and, specifically through the application of Photo Therapy Resonancy technology (otherwise referred to as "PTR").

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

     Financial Condition, Capital Resources and Liquidity

     At May 31, 2001, the Company had assets totaling $19,335 and liabilities of $3,000. Since the Company's inception, it has received $50,000 in cash paid as consideration for the issuance of shares of Common Stock.

     DSI's working capital is approximately $16,000 and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

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

     Net Operating Losses

     The Company has net operating loss carry-forwards of $33,800, with $6,000, $9,600 and $4,300 and $13,900 expiring in 2022, 2021, 2020 and 2019 respectively. The Company has as of May 31, 2001 a $5,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending May 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-----------    -------------------------------------------------------
3(i).1            Articles of Incorporation of DSI filed May 21, 1998(1)

3(ii).1           By-laws (1)
-------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB and subsequent amendments filed thereto.

     (b) No Reports on Form 8-K were filed during the quarter ended May 31, 2001.

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

                            DERMATOLOGY SYSTEMS, INC.
                                  (Registrant)

     Date              Signature
     ----              ---------

 July 18, 2001         By: /s/ Dr.  Pierre Haouzi
                       -------------------------------------
                       Dr. Pierre Haouzi
                       President and Director

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                  Signature                         Title
----                    ---------                       -----

July 18, 2001        By:   /s/ Dr.  Pierre Haouzi
                     -----------------------------
                     Dr. Pierre Haouzi                  President and Director